Form 10-K
period 1998-03-31
CUMETRIX DATA SYSTEMS CORP
filed 1998-06-29
CIK 1051067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          For the year ended March 31, 1998

                                         OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number:  001-14001

                            CUMETRIX DATA SYSTEMS CORP.
               (Exact name of registrant as specified in its charter)


           CALIFORNIA                                          95-4574138
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

            957 LAWSON ST.
         INDUSTRY, CALIFORNIA                                    91748
(Address of Principal Executive Offices)                       (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (626) 965-6899

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:


                                             Name of Each Exchange on
          Title of Each Class                     Which Registered
          -------------------                ------------------------
     Common Stock                            Boston Stock Exchange

     SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 5-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on June 26, 1998 was $20,327,249.

     The number of shares of the Registrant's Common Stock outstanding as of June 26, 1998, was 7,452,500.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Staetment for the period ended March 31, 1998, are incoporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            CUMETRIX DATA SYSTEMS CORP.
                                 TABLE OF CONTENTS


                                       Part I
                                                                            Page
Item 1.  Business                                                              1
Item 2.  Properties                                                            8
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to a Vote of Security Holders                   8

                                      Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder  Matters                                                  8
Item 6.  Selected Financial Data                                              12
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13
Item 7A. Quantitative and Qualitative Disclosures about Market Risks          29
Item 8.  Financial Statements and Supplementary Data                         F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             30

                                      Part III

Item 10. Directors and Executive Officers of the Registrant                   30
Item 11. Executive Compensation                                               30
Item 12. Security Ownership of Certain Beneficial Owners and Management       30
Item 13. Certain Relationships and Related Transactions                       30

                                      Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K                                                                  30

        Signatures                                                            32

ITEM 1. BUSINESS.

     The Company distributes computer equipment and related hardware components and software ("Computer Products") to value added resellers ("VARs"), systems integrators ("SIs"), original equipment manufacturers ("OEMs"), independent software vendors ("ISVs") and major government and corporate accounts. In December 1996, the Company entered the system configuration business. The Company intends to build upon vendor and customer relationships in the Computer Products and system configuration business to become a provider of software-enabled custom configuration to its target markets both domestically and internationally. The Company intends to implement a fully automated systems integration and configuration process, referred to as the Automated Custom System Assembly Solution, or "ACSA Solution," incorporating licensed proprietary software. The Company has begun initial construction of the first of its ACSA Solution production lines ("ACSA Centers") located at the Company's facility. The Company's first ACSA Center is expected to be completed and the Company is expected to commence offering the ACSA Solution by August 1998. Future ACSA Centers may be located at the facilities of the Company's customers. The Company's ACSA Centers are intended to enable the Company's customers to outsource their procurement, warehousing, assembly, staging, and shipping processes.

     The Company's Computer Products business procures and distributes a broad and comprehensive range of Computer Products including components and systems networking products. These products include components such as high capacity storage devices, CD-ROMs, network adapters, hubs, small computer systems interface components ("SCSIs"), integrated device enhancement components ("IDEs") and ZIP drives as well as memory and central processing units ("CPUs") for desktop and notebook computer products. The Company also assembles built-to-order computer systems for its target markets.

     The Company was incorporated in California on April 2, 1996 under the name Data Net International, Inc. On January 6, 1998, the Company changed its name to Cumetrix Data Systems Corp. The Company's executive offices are located at 957 Lawson Street, Industry, California 91748; and its telephone number is (626) 965-6899, and its facsimile number is (626) 965-8159.

COMPUTER PRODUCTS BUSINESS

     The Company's principal current business is the procurement and distribution of a broad and comprehensive range of Computer Products. These products include components such as high capacity storage devices, CD-ROMs and CD Recorders, network adapters, hubs, SCSIs, IDEs and ZIP drives as well as memory and CPU's for desktop and notebook products. The Company also assembles built-to-order computer systems for its target market.

COMPUTER PRODUCTS MARKET

     The computer hardware and component market is heavily dependent on worldwide personal computer demand and shipments. The Computer Products market is generally segmented between top-level warehousing master distributors, who distribute to VARs, OEMs, SIs and other distributors. Master distributors are required to purchase significant volumes of Computer Products to obtain their manufacturer relationships and pricing. The Company generally procures its components from these master distributors and distributes these products to medium sized VARs, SIs, ISVs and OEMs. The Company believes that a valuable asset of the Company is its position in the distribution channel, between that of master distributors and lower level VARs, SIs and ISVs because unlike master distributors, the Company, without maintaining large inventories, can focus its procurement on only those components it believes itself to have expertise in marketing to its target markets.

COMPUTER PRODUCTS BUSINESS STRATEGY

     The Company has structured its Computer Products business in a manner intended to maximize net profit margins while competing on the basis of price and service. The Company generated approximately 97.7% and 98.6% of net sales in the fiscal years ended March 31, 1998 and 1997, respectively, from its Computer Product distribution and procurement operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The remainder of the Company's revenues in each period were derived primarily from system assembly and sale.

     Although the Company is seeking to expand into higher margin, value-added services, the Company believes that the gross profit on its core distribution operations will remain relatively stable. Therefore, management's primary objective remains gross profit improvement through strategic implementation of its planned ACSA operations.

COMPUTER PRODUCT CUSTOMERS AND SALES

     The Company has more than 700 active customers, including Alpha
Computers, East Gate Micro, Inc. and Pony Computer. For the fiscal year ended March 31, 1998 only one customer accounted for more than 10% of net sales. During the year ended March 31, 1998, Alpha Systems Inc. accounted for 11.1% of net sales.

     The Company currently markets its distribution services via a direct sales staff, with use of telemarketing techniques to identify, qualify and close business. At the beginning of the 1997 calendar year, the Company began to develop a channel program to sell its Computer Products through OEMs, SIs, and ISVs.

     As of March 31, 1998, the Company employed nine sales representatives. The Company's sales representatives have been effective in developing and maintaining customer relationships, averaging approximately $8.1 million of sales per representative based on the year ended March 31, 1998.

     The Company's representatives compete for sales on the basis of product knowledge, product selection targeted to the Company's customer base and competitive pricing. The Company offers a competitive return merchandise policy ("RMA") that is attractive to its customers. The Company's RMA allowances is permitted due to favorable allowances it has negotiated from its vendors. See "Cautionary Statements and Risk Factors-Risk of Product Returns."

VENDOR RELATIONSHIPS AND PROCUREMENT

     The Company has relationships with manufacturers and distributors around the world. The Company is a reseller of selected product lines and single components from major manufacturers, including Western Digital Corporation, Adaptec Inc., Fujitsu Computer Products of America, Samsung Electronics Co. Ltd., Quantum Corporation, Maxtor Corporation, Matrox Electronics Systems, Ltd., Goldstar L.G. Electronics, Intel Corporation, Toshiba Corporation and Pioneer Electronics Corp. In the distribution channel, major suppliers include DSS Technology Distribution Partners, Inc. ("DSS"), Maxtor Corporation, Canara Technologies, Alpha Computers, DTK Computer, Tech Data Computer, Merisel Incorporated and Toshiba Corporation. For the years ended March 31, 1998 and 1997, DSS, a master distributor of hard drives to the Company, accounted for 64% and 43%, respectively, of the Company's purchases. The Company believes that its relationships with DSS and its other vendors is satisfactory and does not believe that the loss of its relationship with DSS or any other of its vendors would materially adversely affect its business. See "Cautionary Statements and Risk Factors-Dependence Upon Relationships with Vendors."

     The Company receives discounts from major Computer Product manufacturers and master distributors as a result of its volume purchases. The Company also negotiates stock rotation and price protection privileges with certain of its major vendors. Additionally, DSS has featured the Company in certain of its national advertising campaigns.

     The Company has been able to benefit from its ability to dispose of excess inventory of manufacturers and master distributors through the Company's sales channel. From time to time major distributors and manufacturers use the Company as a release valve for inventory when excess supplies must, due to contractual commitments, be shipped by such manufacturers to the Company's master distributor vendors. In return for the Company's willingness to accept such excess inventory, the Company is often afforded pricing concessions and rebates by the vendor. As a result, the Company receives generally favorable pricing from master distributors who desire to reduce inventory growth or to be assured of satisfying volume purchase commitments to manufacturers without adversely impacting downstream pricing. Also, because the Company often solves a vendor's excess inventory condition, the Company is often rewarded with preferential allocation, allowing the Company to maintain availability and increase its margins during component shortages. These arrangements with respect to purchases of excess inventory from vendors are informal, are not subject to any written agreements and may be discontinued by the Company at the Company's discretion. See "Cautionary Statements and Risk Factors-Availability of Components," "-Foreign Trade Regulation," and "-Dependence Upon Relationships with Vendors."

     The Company generally pays its vendors promptly, typically paying within 30 days from receipt of invoice. This policy also encourages the Company's vendors to expedite shipments to the Company as these shipments can be quickly converted to cash flow.

INVENTORY MANAGEMENT

     The Company's vendor relationships enable it to receive generally prompt and consistent deliveries. As a result, the Company, unlike many resellers of

Computer Products, maintains a limited inventory, and avoids certain of the costs associated with the traditional distribution model, including capital costs associated with the warehousing of products, obsolescence costs, inventory finance costs, the costs of computer inventory and tracking systems, and the costs associated with the need to employ personnel for stocking and shipping duties.

     Unlike master warehousing distributors who supply the Company, the Company has the added flexibility of not being required to maintain large inventories to achieve its favored pricing. The Company believes that although the pricing it receives is not as favorable as the pricing received by master warehousing distributors, the Company benefits by avoiding the need to stock and finance large quantities of often rapidly depreciating Computer Products.

     Prior to March 23, 1998 the Company's warehouse was 4,000 square feet and employed three people. On March 23, 1998, the Company moved into a larger facility of approximately 21,900 square feet of office and warehouse space. In the year ended March 31, 1998, the Company shipped $70 million of Computer Products, turning inventory at rate of approximately 44 times.

     The Company has negotiated RMA terms with its vendors permitting rapid replacement of parts returned by customers. Rapid replacement of such parts allows the Company to reduce inventory costs (by increasing the speed of inventory turns) and assists the company to improve customer satisfaction.

ACSA SERVICES

     The Company intends to create a new high volume, custom system and software configuration solution attractive to major computer system sellers, installers and end-users both domestically and internationally. The ACSA Solution is intended to replace a manual process with an automated assembly line. The Company is currently constructing and equipping its first ACSA Center. The Company's first ACSA Center is expected to be completed and the Company is expected to commence offering the ACSA Solution by August 1998.

     The Company intends to market the ACSA Solution to the Company's base of Computer Products customers and vendors and create strategic alliances with joint venture partners and licensees in domestic and overseas markets. The Company also intends to utilize management's extensive network of domestic and foreign contacts to explore possible acquisition opportunities. The Company is exploring joint ventures with potential partners identified in Asia, but is not currently negotiating any acquisition opportunities. There can be no assurance that the Company will successfully establish any joint ventures or identify any acquisition opportunities or that if such opportunities are presented that they will be on terms and conditions acceptable to the Company. In addition, recent economic and political developments in Asia may lead the Company to defer establishment of joint ventures or partnerships with such potential partners. See "Cautionary Statements and Risk Factors-Asian Market Instability."

THE ACSA OPPORTUNITY

     The Company believes that the ACSA Solution and the automated methodology it represents will enable it to successfully expand on its existing systems and Computer Products sales and achieve higher margin sales of the ACSA services as an increasing percentage of total revenues. Currently, most SIs and VARs are unable to offer, and most corporate and institutional buyers with large numbers of networked servers, PCs or workstations generally are unable to procure, systems with non-uniform preconfigured software. For instance, a hypothetical purchaser of 1,000 workstations cannot presently specify diverse software configurations for each workstation without incurring the potentially prohibitive cost of labor-intensive custom software installation and configuration. The Company estimates that a typical manual assembly and software configuration process for custom systems requires three to five hours per workstation, excluding time required for re-builds due to inexperienced labor or accidental typographical errors. Consequently, these enterprises either specify uniform software configurations for each workstation, thereby depriving some end users of valuable software applications while unnecessarily purchasing licenses for others, or bear the high cost of manual software configuration for each non-standard setup. As a result, many computers are installed with less than optimal software configuration and any necessary custom software configuration is provided by high cost consultants or management information systems staff. The Company believes that the ACSA Solution will enable the Company to successfully offer the first single-sourced, high volume, fully automated computer assembly and custom software configuration service that uniquely configures each workstation.

     In marketing system assembly and integration services to VARs, OEMs, SIs and ISVs, the Company expects that the planned ACSA Solution will enable the Company to enjoy a meaningful advantage over traditional system configurators who currently offer automated software configuration for only a limited subset of business software applications and who are presently unable to offer custom software configuration services. See "Cautionary Statements and Risk Factors-Lengthy Sales and Implementation Cycles for ACSA" and "-Competition. "

     The Company believes that its relationships with customers and vendors in the Computer Products channel provide it with a platform to market the ACSA Solution to OEMs, ISVs, VARs and SIs. Historically the systems integration market has been heavily dependent on these vendors for its computer and software procurement needs. The Company expects such dependence to increase as corporate and government information technology departments are under increasing pressure to outsource their network and personal computer configuration operations to shorten customer delivery time, reduce labor cost, better manage the uncertainties of component pricing and improve the quality control process.

 THE ACSA SOLUTION

     The Company is assembling technologies to automate the process of custom configuration and integration in ACSA Centers of entire system solutions for its customers. The technology to be employed by each ACSA Center is based upon successful systems in use in flexible manufacturing environments. The ACSA Center automation process will move components to unskilled workers to be assembled and loaded using the Integrator's Workbench Product Series ("IWPS") software created by Computer-Aided Software Integration, Inc. ("CASI") and licensed by the Company. See "Cautionary Statements and Risk Factors-Dependence on CASI for Developments and Enhancement of Configuration Software"

"-Conflicts of Interests." The IWPS "Configurator" component automates the loading and personalized setup of workstations, servers and network devices, saving labor costs and enabling accurate and consistent installations. The Company believes, based on case studies published by CASI, that units coming off the automated assembly line can be uniquely configured at the rate of up to 18 units per hour. The ACSA Centers are expected to enable the Company to:

     - Meet customer demands for custom systems utilizing the latest technologies where the assembly is outsourced but the customer closely controls the design and software configuration.

     -    Shorten the time required to assemble complex, custom solutions.

     - Eliminate up to 80% of the costs of manual labor normally associated with custom software loading and configuration.

     -    Obtain ISO 9000 certification for systems assembly processes.

     - Construct or have joint venture partners construct permanent or temporary ACSA Centers for customers.

     Even assuming that manual laborers are able to produce consistent, error-free configurations, the ACSA Center is expected by the Company to be able to provide significant increases in productivity compared to a manual process. This technology is intended to enable the Company's customers to outsource their procurement, warehousing, assembly, staging, and shipping processes. By implementing manufacturing processes that automate the assembly of custom systems, the Company intends to position itself as a low cost, high value provider of outsourcing services to the systems distribution and end user markets. The Company has commenced construction of six assembly lines at its first ACSA Center located in Industry, California, which can support up to eight assembly lines. Construction of its first ACSA Center is expected to be completed in August 1998.

     Each ACSA Center assembly line is modularly designed to enable the Company and its customers to realize higher productivity and profits from varying job lot size and location. Highest optimization is reached in configurations of eight assembly lines, however these may be combined to create larger facilities, or scaled back to create smaller ones with corresponding increases or decreases in labor and productivity. ACSA Centers can be located in a central facility, or be constructed at a customer's location in a few weeks.

COMPETITION

     The market for the Company's products and services are extremely competitive and is characterized by rapid and constantly changing market conditions, price fluctuations and technological change. Pricing is very aggressive and the Company expects pricing pressures to continue. The Company competes with a large number and wide variety of resellers of Computer Products, including traditional personal computer retailers, computer superstores, consumer electronics and office supply superstores, mass merchandisers, national direct marketers (including VARs and specialty retailers, distributors, franchisers, manufacturers and national computer retailers which have commenced their own direct marketing operations to end-users). Many of these companies compete principally on the basis of price and may have lower costs than the Company. Many of the Company's competitors are larger, have substantially greater resources and offer a broader range of services than does the Company. The Company competes with, among others, CompuCom Systems, Inc., En Point Technologies, Inc. and Vanstar Corp. in the Computer Products distribution market.

     Competitive factors in the Computer Products market include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting, and the Company expects that pricing pressures will continue to increase in the foreseeable future. In addition, the Computer Products industry is characterized by rapid changes in technology and associated inventory and product obsolescence, rapid changes in consumer preferences, short product life cycles and evolving industry standards. The Company will need to continually provide competitive prices, superior product selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results would be adversely affected.

     CASI and/or Datatec may directly enter into the Company's integration and configuration markets using the software the Company has licensed from CASI. While no operating division or subsidiary of Datatec is currently competing in the Company's markets, there can be no assurance that Datatec will not decide to directly compete with the Company in the future. Further, the terms of CASI's license allow CASI to license the software used in the ACSA Solution and the ACSA Centers to new or existing direct competitors of the Company. See "Cautionary Statements and Risk Factors-Conflicts of Interest."

     The primary competition for the ACSA Centers will most likely be large computer manufactures such as IBM Corp. and Compaq Computer, Inc. which provide custom configuration and automated software configuration for standardized systems, large distributors such as Ingram Micro Inc., Vanstar Corp., Tech Data Computer and CompuCom Systems, Inc. in the systems integration and network services market, network software and equipment providers such as Cisco Systems Inc. that sell networking hardware and offer automated software configuration to ensure compatibility between networks and hardware, and the internal departments within the target markets currently performing hardware and/or software configuration, and consulting and integration companies which offer manual software configuration services. There are also retail chains such as Comp USA and MicroAge that offer configuration and distribution services. These competitors currently offer configuration services primarily for standardized solutions, based upon generic configurations for limited numbers of products. While some of these competitors offer the high level of customization which will be available from an ACSA Center, they do so at high hourly rates. Although no assurance can be given, the Company believes that leveraging its manufacturing process and licensed proprietary software will enable it to offer increased variety and customization with significant improvements in response times at prices below these competitors standardized solutions. There can be no assurance that the Company will be able to compete successfully against existing competitors or future entrants into the market.

EMPLOYEES

     As of March 31, 1998, the Company had 24 full time employees. At that time, the Company employed nine sales, two technical support, seven administrative and finance, three customer service and three warehousing and delivery related personnel. The Company does not have any unionized employees and believes its relationship with its employees is satisfactory.

     The Company's expansion may significantly strain the Company's management, financial and other resources. Any failure to expand these areas in an efficient manner could have a material adverse effect on the Company's operating results.

     The Company believes its future success will depend in large part on the Company's ability to recruit and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the manufacture of existing systems and the development of new systems and processes. The competition for such personnel is intense. There can be no assurances that the Company will be successful in retaining or recruiting key personnel.

ITEM 2. PROPERTIES.

     The Company's corporate headquarters is located in Industry, California. Until March 23, 1998 the Company was headquartered in a leased facility of approximately 6,200 square feet of office and warehousing space, which lease expired on April 30, 1998.

     The Company leases approximately 21,900 square feet of office and warehouse space, located in Industry. The Company began to move its operations into its new premises on February 1, 1998 and completed the move on March 23, 1998. The Company believes the increased space will more adequately meet the Company's current needs. The Company believes that if needed, additional office space will be available on acceptable terms in the future.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is periodically subject to legal actions which arise in the ordinary course of its business. The Company does not believe that any pending action is material to its results of operation or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

     The Common Stock commenced trading April 8, 1998 on The Nasdaq SmallCap Market (Nasdaq) under the symbol "CDSC" and the Boston Stock Exchange under the symbol "CDS." Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth, for the period indicated, the high and low closing prices per share of the Common Stock as reported by Nasdaq.

                                                                  PRICE RANGE
                                                                 HIGH      LOW
     Year Ended March 31, 1998                                  $7.00    $6.0625
      Second Quarter (from April 8, 1998 through
      June 26, 1998)

DIVIDENDS

     The Company has not paid any cash dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its development and expansion and therefore does not anticipate the payment of any cash dividends in the foreseeable future. Payment of future dividends, if any, will depend upon future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate.

USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (File No. 333-43151) relating to the offer and sale (the "Offering") of an aggregate of 2,350,000 shares (the "Firm Shares") of Common Stock, without par value (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission (the "Commission") on April 7, 1998. The managing underwriter for the Offering was Joseph Stevens & Company, Inc. (the "Managing Underwriter").

     The Offering commenced on April 8, 1998 and the sale of 2,350,000 shares closed on April 14, 1998, with the sale of an additional 352,500 shares (the "Option Shares" and, together with the Firm Shares, the "Shares") closing on April 23, 1998 (which were sold by the Company upon the exercise of the over-allotment option granted to the underwriters). All the Shares were sold in the Offering at an aggregate price of $5.00 per share, for aggregate proceeds of $13,512,500. After deducting underwriting discounts and commissions of $0.4625 per share, and other issuance costs, the Company received net proceeds of approximately $11,100,000. On April 14, 1998, the Company also received $0.001 per warrant, for an aggregate of $23.50, in consideration of unregistered 5-year warrants to purchase 235,000 shares of Common Stock at an initial exercise price of 165% of the Offering price, exercisable one year after the effective date of the Registration Statement, granted to the Managing Underwriter in connection with the Offering. See "Recent Sales of Unregistered Securities."

     The Registration Statement became effective on April 7, 1998, after the March 31, 1998 ending date for the period covered by this Report. The amount of expenses incurred by the Company in connection with the Offering, and the application by the Company of the net proceeds received by the Company in the Offering, will be disclosed as required by Rule 463 of the Securities Act in the Company's periodic report for the quarter ending June 30, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

RECENT SALES OF UNREGISTERED SECURITIES.

     On April 14, 1998, in connection with the Offering, the Company issued five (5) year warrants (the "Representative's Warrants") to purchase 235,000 shares of Common Stock to Joseph Stevens & Company, Inc., the managing underwriter of the initial public offering (the "Offering") of the Common Stock of the Company, for nominal consideration of $23.50, or $.0001 per warrant. The Representative's Warrants are exercisable at any time during a period of four
(4) years commencing twelve months after the effective date of the Registration Statement at a price equal to 165% of the Offering price per share and are restricted from sale, transfer, assignment, or hypothecation for a period of twelve months from the effective date of the Registration Statement, except to officers of the underwriters. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as a transaction not involving any public offering.

     On November 26, 1997, the Company issued warrants to purchase 35,000 shares of Common Stock to Joseph Stevens & Company, Inc. (the "Placement
Agent Warrants"). The Placement Agent's Warrants were sold for a nominal purchase price of $3.50, or $0.001 per warrant, and were exercisable at $3.00 per share during the period commencing November 26, 1998 and ending November
26, 2001. The Placement Agent's Warrants were cancelled on March 6, 1998. In December 1997, the Company issued warrants to purchase 45,000 shares of common stock of the Company to Troop Meisinger Steuber & Pasich, LLP (TMSP).
The warrants issued to TMSP were issued for nominal consideration of $45.00 and for legal services provided in connection with the Bridge Financing (as defined below). These warrants are exercisable beginning December 23, 1997 and ending December 31, 2002 at an exercise price of $3.00 per share. Each of Joseph Stevens & Company, Inc. and TMSP, represented that (i) it acquired the warrants for its own account with the present intention of holding such warrants for investment purposes only and not with a view to, or for sale in connection with, any distribution of such warrants (other than a distribution in compliance with all applicable federal and state securities laws); (ii) it is an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the warrants and of protecting its own interest in connection with the transaction at issue;
(iii) it is willing to bear and is capable of bearing the economic risk of an investment in the warrants; and (iv) the Company made available, prior to the date of its warrant agreement, to it the opportunity to ask questions of the Company and its officers, and to receive from the Company and its officers information concerning the terms and conditions of the warrant and the warrant agreement and to obtain any additional information with respect to the Company, its business, operations and prospects, as reasonably requested by it; and (v) it is an "accredited investor" as that term is defined under Rule 501(a)(8) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D and Rule 152 promulgated by the Commission under the Securities Act) as a transaction not involving any public offering.

     On December 23, 1997, prior to the filing of the Registration Statement with respect to the Offering, the Company completed a financing (the "Bridge Financing") consisting of the sale of 20 units (the "Units"), each unit comprised of: (i) an unsecured promising note (each a "Bridge Note") of the Company in the principal amount of $20,000, bearing interest at a rate of 10% per annum payable upon the earlier of the closing of the Offering or 18 months form the date of issuance; (ii) 15,000 shares of Common Stock of the Company, and (iii) 5,000 warrants of the Company, each warrant exercisable to purchase one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the warrants are issued (the "Bridge Warrants"). Each Unit was sold for $50,000 generating gross proceeds to the Company of $1,000,000 and net proceeds of $678,184. 60,000 of the Bridge Warrants are exercisable during the period beginning November 26, 1998 and ending November 26, 2001. 37,500 of the Bridge Warrants are exercisable during the period beginning December 16, 1998 and ending December 16, 2001. 2,500 of the Bridge Warrants are exercisable during the period beginning December 23, 1998 and ending December 23, 2001. Prior to filing the Registration Statement with respect to the Offering, the purchasers in the Bridge Financing had entered into binding agreements for the purchase of the Units. 12 of the Units were sold on November 26, 1997, 7.5 of the Units were sold December 16, 1997, and 0.5 of the Units were sold on December 23, 1997. The obligations of the purchasers were not subject to any conditions within the control of the purchasers or any right of renegotiation. All purchasers of Units in the Bridge Financing were brokerage customers of Joseph Stevens & Company, Inc., the Underwriter, who acted as placement agent and there was no public solicitation or advertising in connection with the offering. The transaction was exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act (in accordance with Rule 506 of Regulation D and Rule 152 promulgated by the Commission under the Act) as a transaction not involving any public offering. The proceeds were used by the Company for working capital, to repay indebtedness and to commence construction of the Company's first ACSA Center.

     On April 12, 1996, the Company sold 2,192,118 shares of its Common Stock to Nancy Hundt for $200,000. On November 12, 1997, Ms. Hundt signed an investment representation which states that she purchased the shares for her own account and not with a view to resale or distribution. On April 12, 1996, Ms. Hundt was appointed, and she accepted as a director of the Company. There were no underwriters involved in the sale of these securities and there was no public solicitation or advertisement by the Company in connection with the sale of these securities. This transaction was exempt form the registration requirements of the Act under section 4(2) of the Act and section 25102(f) of the California Securities Law. The proceeds were used by the Company as working capital to cover general start-up costs.

     On April 12, 1996, the Company sold 1,096,059 shares of its Common Stock each to James Ung and Mei Yang, who are married, each of whom paid $25,000 in consideration therefor. On November 12, 1997, each of Mr. Ung and Ms. Yang signed an investment representation which states that each of Mr. Ung and Ms. Yang purchased the shares for their own accounts and not with a view to resale or distribution. On April 12, 1996, Mr. Ung and Ms. Yang were appointed, and they each accepted their appointment as a director of the Company. There were no underwriters involved in the sale of these securities and there was no public solicitation or advertisement by the Company in connection with the sale of these securities. This transaction was exempt from the registration requirements of the Act under section 4(2) of the Act and section 25102(f) of the California Securities Law. The proceeds were used by the Company as working capital to cover general start-up costs.

     On April 7, 1997, the Company sold 65,764 shares of its Common Stock and an option to purchase an additional 372,659 shares, which option expired October 7, 1997, to Vince Yiang, the brother of Mei Yang, who paid $300,000 in consideration therefor. On November 12, 1997, Mr. Yiang signed an investment representation in which Mr. Yiang represents that he purchased the shares for his own account and not with a view to resale or distribution, and that he has an individual net worth greater than $1.0 million. There were no underwriters involved in the sale of these securities and there was no public solicitation or advertisement by the Company in connection with the sale of these securities. The transaction was exempt from the registration requirements of the Act under section 4(2) of the Act. The proceeds were used by the Company as general working capital.

     The closing price as reported on June 26, 1998 on Nasdaq was $6.625 per share. As of June 26, 1998, the Company had approximately 30 holders of record of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for each of the years ended March 31, 1998, and 1997, and the balance sheet data as of March 31, 1998 and 1997 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                                                                 PERIOD FROM
                                                                 APRIL 2, 1996
                                                YEAR ENDED       (INCEPTION) TO
                                                MARCH 31, 1998   MARCH 31, 1997
                                                --------------   --------------
 STATEMENTS OF OPERATIONS DATA:
 Net sales:
      Nonaffiliates                              $  71,104,174     $  25,407,403
      Affiliate(1)                                   1,391,300           532,800
                                                --------------    --------------



                                                    72,495,474        25,940,203
                                                --------------    --------------
 Cost of products:
      Nonaffiliates                                 68,154,089        24,615,411
      Affiliate(1)                                   1,314,408           523,590
                                                --------------    --------------
                                                    69,468,497        25,139,001
                                                --------------    --------------
      Gross profit:
           Nonaffiliates                             2,950,085           791,992
           Affiliate(1)                                 76,892             9,210
                                                --------------    --------------
                                                     3,026,977           801,202
 Selling, general and administrative expenses        1,542,294           751,133
                                                --------------    --------------

 Income from operations                              1,484,683            50,069
 Interest expense                                      239,791             9,334
 Other (income) expense                                (57,998)            5,871
                                                --------------    --------------

 Income before provision for income taxes            1,302,890            34,864
 Provision for income taxes                            579,738             9,500
                                                --------------    --------------

      Net income                                 $     723,152     $      25,364
                                                --------------    --------------
                                                --------------    --------------

 Basic and diluted earnings per share            $        0.16     $        0.01
                                                --------------    --------------
                                                --------------    --------------


                                                         AS OF MARCH 31,
                                                         ---------------
                                                        1998             1997
                                                  -------------   -------------
 BALANCE SHEET DATA:
      Working capital                             $      97,504   $     154,160
      Total assets                                   12,185,185       1,855,241
      Total liabilities                              10,394,080       1,579,877
      Retained earnings                                 748,516          25,364
      Shareholders' equity                            1,791,105         275,364

(1) Relates to sales at fair market value made to Samax Technology Inc., a company controlled by the mother of Mr. Max Toghraie. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY/CASH FLOWS OF THE COMPANY FOR THE YEARS ENDED MARCH 31, 1998 AND 1997. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER FACTORS, THE FACTORS SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS" BELOW.

OVERVIEW

     The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software peripherals. In December of 1996, the Company entered the system configuration business. This process required certain organizational and operational changes to effectively position the Company as a provider of configuration and integration solutions to various levels within the distribution, integration and end-user markets.

     In order to enhance its competitive advantage in the systems integration market, the Company has entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's ACSA Solution. The Company paid CASI a one-time license fee of $1.1 million. The license fee was paid (i) by delivering to CASI a non-interest bearing promissory note in the principal amount of $950,000 (the "CASI Note"), and (ii) a cash payment of $150,000 funded by the Datatec Note. The payments under the CASI Note were capitalized and will be amortized starting when the configurator software is placed in service over the useful life of the software, which, for accounting purposes, is currently estimated to be between three and five years.

     Competitive factors in the Computer Products market include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies form major manufacturers and reduced demand in the overall personal computer industry. These factors can in part be traced to the economic slow-down in Asia and excess worldwide build up of personal computers in the first calendar quarter of 1998. The Company expects that these factors will continue to sustain pricing pressures at least until fall of 1998 and possibly longer. As a result of these pricing pressures, the Company's margins have been pressured and the Company has declined to compete for certain lower margin business. However, the Company will need to continually provide competitive prices, superior product selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results may be adversely affected.

     Also, the Company's business is subject to certain quarterly influences. Net Sales and operating profits are generally higher in the third fiscal quarter due to the purchasing patterns of personal computer integrators and resellers and are generally lower in the first and second fiscal quarters due primarily to lower industry shipments.

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the years ended March 31, 1998 and 1997. The Company has a limited history of operations.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1998 AND 1997.

 NET SALES. Net sales for the years ended March 31, 1998 were $72,495,474 (net of returns of $457,180) compared to $25,940,203 (net of returns of $62,751) for the Company's first year of operations from April 2, 1996 (inception) through March 31, 1997. This increase of $46,555,271 in net sales is attributable to growth of the Company's sales force from 4 to 9 individuals at the end of 1997 and 1998, respectively, and an increase in the Company's available combined purchasing credit (including its vendor credit and the Finova Line), from $1.3 million to $16.5 million (as a 90 day average available credit for the respective periods) which allowed the Company to increase its ability to purchase product to fulfill more sales orders. During the same period, the Company also began marketing its integration and configuration services, which accounted for $1.6 million of net sales in fiscal 1998.

     As a result of industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999. The Company anticipates net sales for the first quarter will be in the range of $17.0 million to $17.5 million, as compared to $10.8 million for the first quarter of fiscal 1998.

 COST OF PRODUCTS. Cost of products increased $44,329,496 from $25,139,001 to $69,468,497 for the year ended March 31, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales. Cost of products represented 96.9% and 95.8% of net sales for the years ended March 31, 1997 and 1998, respectively. The decrease in cost of products as a percentage of net sales is primarily due to economies of scale and management's focus on a sales mix which favors products with higher profit margins and computer system integration sales.

 GROSS PROFIT. Gross profit for the year ended March 31, 1998 was $3,026,977 compared to $801,202 in the year ended March 31, 1997. Gross profit as a percentage of net sales were 4.2% for the year ended March 31, 1998 compared to 3.1% for the year ended March 31, 1997. This represents a 278% increase in gross profit, and is mainly attributable to strong product demand, the ability of the Company to purchase inventory at favorable prices, management's focus on a sales mix which favors products with higher profit margins and computer system integration sales, a more efficient shipping process implemented in the first quarter, tighter control and management of labor costs and implementation of operational objectives requiring management to focus on increasing efficiency. However, the Company believes that gross profit margins for the first quarter of fiscal 1999 will be depressed as a result of current industry pricing pressures and oversupply.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for year ended March 31, 1998 were $1,542,294 compared to $751,133 for the year ended March 31, 1997, the Company's first year of operations.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                        March 31,      March 31,
                                                          1998           1997
                                                       ----------     ----------
Payroll                                                $  757,748     $  323,649
Commissions                                               229,695         77,411
Write-off of related party receivable                     100,000         -
Bad debt                                                   91,310         50,329
Other (under 5%)                                          363,541        299,744
                                                       ----------     ----------

   Total                                               $1,542,294     $  751,133
                                                       ----------     ----------
                                                       ----------     ----------

     The increase of $791,161 in selling, general and administrative expenses is attributable to the Receivable Write-Off of $100,000 incurred in the first quarter and to increased staff and overhead to support the higher levels of sales and marketing activity. The Company also increased the salaries of executive officers during this period to levels the Company believes to be commensurate with current market levels. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. Selling, general and administrative expenses (excluding the Receivable Write-Off of $100,000) as a percentage of net sales decreased by 31% from 2.9% for year ended March 31, 1997 to 2.0% for year ended March 31, 1998. This decrease is a result of economies of scale achieved through significant increases in sales volume as well as employment of various operational controls and organizational efficiencies. The Company intends to continue strict monitoring of all its fixed and variable cost structure to achieve optimum operational performance.

INTEREST EXPENSE

     Interest expense for the year ended March 31, 1998 was $239,791 compared to $9,334 for the year ended March 31, 1997. This increase was due to the Bridge Financing raised in November and December of 1997 (including amortization of debt discount and deferred financing costs related thereto). The Bridge Financing was repaid in April 1998.

OTHER (INCOME) EXPENSE

     Other income of $57,998 for the year ended March 31, 1998 is primarily due to interest income earned on the investment of proceeds from the Bridge Financing and excess cash generated from operations.

NET INCOME

     Net income for the year ended March 31, 1998 was $723,152 compared to $25,364 for the year ended March 31, 1997. The increase of $697,788 is mainly attributable to the increase in net sales of $46,555,271 and economies of scale.

IMPACT OF YEAR 2000

     The Company's present accounting software is not Year 2000 Compliant. However, the Company has selected and begun the implementation of a new accounting system that will be Year 2000 Compliant. The Company does not believe that the costs associated with the new accounting system will be material.

     The Company has not yet performed an assessment of computer systems belonging to customers, vendors, and other outside parties with whom the Company does business. Such an assessment of significant relationships will be performed during fiscal 1999. It is not anticipated that such an assessment will reveal significant potential problems or will require the Company to incur substantial costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank financing, vendor credit lines, the sale of equity and the Bridge Financing.

     On April 8, 1998, the Company's initial public offering (the "Initial Public Offering") of 2,702,500 shares of Common Stock at $5 per share including overallotment of 352,500 shares provided net proceeds (after deducting issuance costs) of approximately $11,100,000.

     On November 26, 1997, December 16, 1997 and December 23, 1997, the Company sold 12.0, 7.5, and 0.5 units, respectively. Each unit was comprised of: (i) an unsecured promissory Bridge Note of the Company in the principal amount of $20,000, bearing interest at a rate of 10% per annum payable upon the earlier of the closing of the Offering or 18 months from the date of issuance; (ii) 15,000 shares of Common Stock of the Company, and (iii) 5,000 Bridge Warrants of the Company, each exercisable to purchase one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the Bridge Warrants were issued. Each unit was sold for $50,000 generating gross proceeds to the Company of $1,000,000 and net proceeds (after deducting issuance costs) of $678,184. The Company repaid $250,000 of the principal amount of the CASI Note and $50,000 of the Datatec Note out of the proceeds of the Bridge Financing. The Company paid the remainder of its indebtedness under the CASI Note and the Datatec Note from proceeds of the initial public offering in April 1998.

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation. Purchases are collateralized by inventory and accounts receivable. Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with this line are charged by Finova to the Company's vendors. This arrangement is personally guaranteed by two officers of the Company. At March 31, 1998, the Company's Finova line was $7.5 million and the Company had a payable to Finova Capital Corporation of approximately $5,853,429 included in accounts payable.

     Net cash provided by operating activities during the year ended March 31, 1998 was primarily attributable to higher net income, an increase in accounts payable, accrued expenses and income taxes payable. Net cash provided by financing activities in the year ended March 31, 1998 was due primarily to proceeds of sale of Common Stock, offset by payments on notes and deferred offering costs.

     The Company believes that current funds and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year. See "Business." The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. See "Cautionary Statements and Risk Factors-Possible Additional Financing Required."

INCOME TAXES

     The Company provides for income taxes using the liability method in accordance with the Statement of Financial Accounting Standards No. 109 entitled "Accounting for Income Taxes." The Company provides for federal and state income taxes based on statutory rates. The provision for income taxes differ from the amounts computed by applying the statutory federal income tax rate to income before taxes primarily due to the effect of state income taxes net of the related federal tax benefit.

     Deferred income taxes are provided for income/expense items reported in different periods for income tax and financial statement purposes. Deferred income taxes are primarily attributable to temporary differences resulting from depreciation, state income taxes and various accrued expenses. The Company has no "tax loss carry forwards."

INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

NEW AUTHORITATIVE PRONOUNCEMENTS

    In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosures regarding the Company's capital structure. SFAS No. 128 and SFAS No. 129 were adopted for the year ending March 31, 1998 and did not have a material impact on the Company's financial statements.

    In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments on Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income. SFAS No. 131 requires disclosure for each segment that is similar to those required under current standards and additional quarterly disclosure requirements. Both standards will be adopted on April 1, 1998.

CAUTIONARY STATEMENTS AND RISK FACTORS

    LIMITED OPERATING HISTORY. The Company commenced operations in April 1996; therefore, there is only limited financial information in existence upon which an investment decision may be based. Although the Company has achieved profitability, the ability of the Company to sustain profitability will depend in part upon the successful and timely introduction and operation of its ACSA Centers, continuation of the Company's close relationships with its vendors and customers, successful marketing of existing products and the Company's ability to finance inventories and growth and to collect trade receivables in a timely manner. The likelihood of the success of the Company in implementing its ACSA Centers must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations for the ACSA Center business. There can be no assurance that the Company will be able to generate and sustain profitability in the future.

    DEPENDENCE UPON KEY PERSONNEL. The Company is highly dependent upon the services of Max Toghraie and James Ung, its Chief Executive Officer and President, respectively. Both James Ung and Max Toghraie are employed pursuant to five year employment agreements. The success of the Company to date has been in part dependent upon their efforts and abilities, and the loss of the services of either of them for any reason could have a material adverse effect upon the Company. In addition, the Company's work force includes executives and employees with significant knowledge and experience in the Computer Products distribution industry. The Company's future success will be strongly influenced by its ability to continue to recruit, train and retain a skilled work force. While the Company believes that it would be able to locate suitable replacements for its executives or other personnel if their services were lost to the Company, there can be no assurance that the Company would be able to do so on terms acceptable to the Company. In particular, the location and hiring of suitable replacements for Mr. Toghraie and Mr. Ung could be very difficult. The Company maintains a key-man life insurance policy on the lives of Messrs. Toghraie and Ung with benefits of $1,000,000 each, payable to the Company in the event of their death. The benefits received under these policies would not be sufficient to compensate the Company for the loss of the services of Mr. Toghraie or Mr. Ung should suitable replacements not be employed.

    DEPENDENCE UPON RELATIONSHIPS WITH VENDORS. A key element of the Company's past success and future business strategy involves the establishment of relationships with certain major distributors and Computer Product manufacturers. Purchases from these vendors account for the majority of the Company's aggregate purchases for fiscal 1997 and for the year ended March 31, 1998. For the year ended March 31, 1998, DSS Technology Distribution Partners, Inc. ("DSS"), a master distributor of hard drives to the Company, accounted for 64% of the Company's purchases. Certain of these vendors provide the Company with substantial incentives in the form of rebates passed through from the manufacturer, discounts, credits and cooperative advertising. There can be no assurance that the Company will continue to receive such incentives in the future. Other than ordinary purchase orders, the Company does not have written supply, distribution or franchise agreements with any of its Computer Product vendors. Although the Company believes that it has established close working relationships with its principal vendors, the Company's success will depend, in large part, on maintaining these relationships and developing new vendor relationships for its existing and future product and service lines. Because the Company does not have written contracts with any of its vendors, there can be no assurance that the Company will be able to maintain these relationships. Periodically, Computer Product suppliers consolidate their distribution networks and otherwise restructure or limit their distribution channels. There can be no assurance that the Company will continue to be selected to resell products by its principal vendors. Termination or interruption of such relationships or modification of the terms the Company receives from these vendors would materially adversely affect the Company's financial position, operating results, and cash flows.

     Certain of the products offered by the Company are subject to manufacturer allocations, which limit the number of units of such products available to the Company's vendors, which in turn may limit the number of units available to the Company. In order to offer the products of most manufacturers, the Company is required to obtain authorizations from the manufacturers to act as a reseller of such products, which authorizations may be terminated at the discretion of the manufacturers at any time. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers. Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers would have a material adverse effect on the Company's financial position, operating results, and cash flows.

    POSSIBLE ADDITIONAL FINANCING REQUIRED. The Company's business is capital intensive in that the Company is required to finance the purchase of Computer Products in order to fill sales orders. In order to obtain necessary capital, the Company relies primarily on unsecured vendor credit lines and a line of credit provided by Finova Capital Corporation ("Finova") that is collateralized by accounts receivable and inventory. As a result, the amount of credit available to the Company may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the computer industry, interest rate fluctuations and the lending or credit policies of the Company's lenders and vendors. Many of these factors are beyond the Company's control. Further, the Company must obtain Finova's written permission prior to arranging other financing, and Finova may require certain acknowledgments and undertakings from other lenders. There can be no assurance that Finova will permit additional financing or that other lenders will provide the acknowledgments and undertakings Finova may require. Any decrease or material limitation on the amount of capital available to the Company under its financing arrangements or vendor credit lines will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results, and cash flows. In addition, while the Company does not have significant exposure to interest rate fluctuations under its current financing, any significant increases in interest rates will increase the cost of possible future financing to the Company which would have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will be available to the Company in the future. The inability of the Company to have continuous access to such financing at reasonable costs would severely and adversely impact the Company's financial position, operating results, and cash flows.

    RISK OF PRODUCT RETURNS. As is typical of the computer industry, the Company incurs expenses as a result of the return of products by customers. Such returns may result from defective goods, inadequate performance relative to customer expectations, distributor shipping errors and other causes which are outside the Company's control. Although the Company's distributors and manufacturers have specific return policies that enable the Company to return certain types of goods for credit, to the extent that the Company's customers return products which are not accepted for return by the distributor or manufacturer of such products, the Company will be forced to bear the cost of such returns. Any significant increase in the rate of product returns coupled with the unwillingness by the Company's distributors or manufacturers to accept goods for return could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    PRODUCT MIX; RISK OF DECLINING PRODUCT MARGINS. The Company's gross profit margins have increased from 3.1% to 4.2% in the years ending March 31, 1997 and 1998, respectively, due to a number of factors, including strong product demand, the ability of the Company to obtain favorable pricing, and a sales mix of products with higher profit margins. However, given the significant levels of competition that characterize the Computer Products market and recent pricing pressures and oversupply conditions, there can be no assurance that the Company will maintain the current gross profit margins or be able to achieve further increases in profit margins. From time to time, product margins will also be reduced as a result of marketing strategies implemented by the Company. For instance, introductory pricing implemented by the Company to develop market awareness of product lines, particularly disk drives, of vendors new to the Company will have an adverse effect upon gross profit margins and, potentially, earnings during the period promotional pricing is offered. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to maintain or increase its profit margins and sales levels could have a material adverse effect on the Company's results of operations and prospects for future growth.

    UNCERTAINTY OF COMMERCIALIZATION OF THE ACSA SOLUTION; IMPORTANCE OF ACSA TO GROWTH. The Company's ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in the Company's ability to improve its operating margins and remain competitive. The Company's ability to market the ACSA Solution successfully will depend on the Company convincing potential customers of the benefits of the ACSA Solution. The Company has only recently commenced marketing the ACSA Solution. The Company is currently constructing its first ACSA Center located in Industry, California. No ACSA Center is currently in operation and the Company currently has no sales revenue attributable to the ACSA Solution or an ACSA Center. Although the Company is engaged in negotiations and discussions with a number of potential customers, there can be no assurance that any such discussions will lead to significant sales of the ACSA Solution, or that the ACSA Solution will attain market acceptance. Although the Company has devoted a substantial portion of the proceeds of this Offering to implementation and marketing of ACSA Solution services, there can be no assurance that the commitment and use of such funds will result in successful implementation, marketing and sales of ACSA Solution services. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or any significant delays in introduction of ACSA services, could have a material adverse effect on the Company's business, operating results and financial condition.

    LENGTHY SALES AND IMPLEMENTATION CYCLES FOR ACSA. The Company believes that the purchase of the Company's ACSA Solution services will entail an enterprise-wide decision by prospective customers and require the Company to engage in a lengthy sales cycle, estimated at between three and twelve months, as the Company will be required to provide a significant level of education to prospective customers regarding the use and benefits of the Company's ACSA Solution services and products. Also, the purchase of ACSA Solution services will often depend upon the successful coordination of marketing, system design and installation efforts by the Company, end-user customers and others with influence over the purchase decisions of the Company's customers such as consultants, VARs and SIs. Purchase decisions will generally occur only after significant internal analysis by each customer and will be subject to competition with other capital spending priorities of certain customers. As a result, the sales and customer implementation cycles will be subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of transactions could have a material adverse effect on the Company's business and results of operations and could cause the Company's operating results to vary significantly from quarter to quarter.

    DEPENDENCE ON CASI FOR DEVELOPMENT AND ENHANCEMENT OF CONFIGURATION SOFTWARE. Under the Company's non-exclusive license and reseller agreements with Computer-Aided Software Integration, Inc. ("CASI"), CASI retains the source code of the Configurator software required to operate the automated software configuration functions of the Company's planned ACSA Solution and ACSA Centers, and retains all rights to modify and enhance the Configurator-TM-software. CASI has agreed to provide the Company with all enhancements and upgrades to the Configurator software used internally or distributed by CASI to its customers, and to develop additional enhancements requested by the Company at the Company's sole expense. Any enhancements requested by the Company and implemented by CASI at CASI's expense may be incorporated in the generally distributed version of CASI's software. If CASI determines not to fund development of an enhancement then CASI must prepare the enhancement at pre-agreed rates and ownership of the requested enhancement will belong to the Company. Failure by CASI to promptly and adequately perform its obligations under its license agreement with the Company would have a material adverse effect on the Company. Furthermore, there can be no assurance that CASI will fully comply with its contractual obligations to the Company, that CASI will dedicate sufficient software development capacity to satisfy the Company's requirements, or that the Company's remedies in the event CASI does not perform its obligations will be adequate. The Company has no capability to internally develop any enhancements or upgrades. Failure or delay by CASI to fulfill the Company's anticipated needs for enhancement and upgrading of the Configurator software would adversely affect the Company's ability to market ACSA services and to become and remain competitive in the software configuration market. In the event that CASI fails to meet its obligations under the license, the Company has, among other rights, the contractual right to the source code underlying the software, but there can be no assurance that the Company will be able to obtain the source code in a timely manner, if at all, because CASI is in possession of the only copies of the source code. Even if the Company is able to obtain the source code under such circumstances, internal maintenance and enhancement of the source code could place a significant financial burden on the Company.

    LIMITED MARKETING CAPABILITIES. The Company's operating results will depend to a large extent on its ability to successfully market the ACSA Solution services to personal computer manufacturers and multi-user system buyers. The Company currently has limited marketing capability. The Company intends to use a portion of the proceeds of the Offering to hire additional sales and marketing personnel and outside consultants to market the ACSA Solution. There can be no assurance that any marketing efforts undertaken by the Company will be successful or will result in any significant sales of the ACSA Solution.

    MANAGEMENT OF GROWTH. The Company has grown rapidly since inception in April 1996, with net sales reaching $25,940,203 in the Company's first fiscal year and reaching $72,495,474 for the year ended March 31, 1998, and employees increasing from 3 at inception to 24 at March 31, 1998. Implementation of the Company's business plan, including implementation of ACSA Solution services and the general strains of the Company's growth will require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's business, operating results and financial condition.

    RISK OF POTENTIAL JOINT VENTURES OR ACQUISITIONS. In the future, the Company may acquire complementary companies, products or technologies, although no specific acquisitions currently are pending or under negotiation. Acquisitions involve numerous risks, including adverse short-term effects on the combined business' reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities. A portion of the net proceeds of the initial public offering may be used to fund such acquisitions at the broad discretion of the Board of Directors. The Board of Directors may consummate such acquisitions, if any, without permitting shareholders to review or vote on such transactions, unless required under applicable law.

    CONSTRUCTION OF FIRST ACSA CENTER. The Company intends to use approximately $0.3 million of the net proceeds from the initial public offering to complete construction of and to equip its first ACSA Center. It is expected that the construction will require a substantial time commitment of certain members of management. The first ACSA Center is expected to be completed by August 1998. Any delay in completion of the first ACSA Center could result in delays in the commencement of sales of assembly and custom software configuration services and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to complete the ACSA Center at the budgeted price. Additionally, there can be no assurance that the ACSA Center will be available on time or that the Company will be successful in timely hiring and training engineers and technicians necessary to commence operations of the ACSA Center. Any such delay would delay the Company's ability to commence offering the ACSA Solution and have a material adverse effect upon the Company's business, operating results and financial condition.

    RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT INTRODUCTIONS. The market for the Company's ACSA technology is characterized by rapidly changing technology and frequent new product introductions. Even if the Company's ACSA Solution services using its licensed Configurator software gains initial market acceptance, the Company's success will depend, among other things, upon its ability to enhance the ACSA Solution services and to develop and introduce new products and services that keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or offer new services successfully, that such new products or services will gain market acceptance, or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a loss of market share or revenues.

    INDUSTRY EVOLUTION AND PRICE REDUCTIONS; CHANGING METHODS OF DISTRIBUTION. The personal computer industry is undergoing significant change. The industry has become more accepting of large volume, cost-effective channels of distribution such as computer superstores, consumer electronics and office supply superstores, national direct marketers and mass merchants. In addition, many traditional computer resellers are consolidating operations and acquiring or merging with other resellers to increase efficiency. This current industry reconfiguration has resulted in increased pricing pressures. Decreasing prices of Computer Products require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. The continuation of such trend would make it more difficult for the Company to maintain or to increase its net sales and net income. In addition, it is possible that the historically high rate of growth of the personal computer industry may slow at some point in the future. If the growth rate of the personal computer industry were to decrease, the Company's financial position, operating results, and cash flows could be materially adversely affected. Furthermore, new methods of distribution and sales of Computer Products, such as on-line shopping services and catalogs published on CD-ROM, may emerge in the future. Computer Products and software manufacturers have sold, and may in the future intensify their efforts to sell, their products directly to end users. From time to time, certain vendors have instituted programs for the direct sale of large orders of Computer Products and software to certain major corporate accounts. These types of programs may continue to be developed and used by various vendors. While the Company attempts to anticipate future distribution trends, any of these distribution methods or competitive programs, if expanded, could have a material adverse effect on the Company's financial position, operating results, and cash flows.

    AVAILABILITY OF COMPONENTS. The computer component and computer assembly businesses have from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend either to slow down shipments or place their customers "on allocation," reducing the number of units sold to each customer. While the Company believes that it has well-established relationships with vendors and that it has not been adversely affected by recent shortages in certain storage and other computer components, no assurance can be given that future shortages will not adversely impact the Company.

    COMPETITION. The Company faces intense competition, both in its selling efforts and purchasing efforts, from the significant number of companies that configure and/or assemble personal computers, manufacture or distribute disk drives and offer software configuration services. Many of these companies, such as CompuCom Systems, Inc., CDW Computer Centers, Inc., Vanstar Corp. and Inacom, Inc. in the Computer Products distribution market, large computer manufacturers such as IBM Corp. and Compaq Computer Corporation, which provide custom configuration and automated software configuration for standardized systems, large distributors such as Ingram Micro Inc., Vanstar Corp., En Point Technologies, Inc., Microwarehouse, Inc. and CompuCom Systems, Inc. in the systems integration and network services market, have substantially greater assets and possess substantially greater financial and personnel resources than those of the Company and may develop software, or services or products which are comparable to the ACSA Solution. Many competing distributors also carry or offer brands or product lines which the Company does not carry. Generally, large disk drive and personal computer component manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, disk drive and component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or pressure on margins. In addition, CASI and/or Datatec Systems Inc. ("Datatec"), formerly known as Glasgal Communications, Inc., the parent corporation of CASI, may directly enter into the Company's integration and configuration markets using the software the Company has licensed from CASI. While no operating division or subsidiary of Datatec is currently competing in the Company's markets, there can be no assurance that Datatec will not decide to directly compete with the Company in the future. Further, the terms of the Company's license agreement with CASI allows CASI to license the software used in the ACSA Solution and the ACSA Centers to new or existing direct competitors of the Company. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

    ELECTRONICS INDUSTRY CYCLICALITY. The personal computer component distribution industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and corporate end users of personal computers, as well as component distributors such as the Company. In addition, the life cycle of existing personal computer products and the timing of new product development and introduction can affect demand for disk drives and other personal computer components. Any downturns in the personal computer component distribution industry, or the personal computer industry in general, could adversely affect the Company's business and results of operations.

    ASIAN MARKET INSTABILITY. Economies and financial markets in Asia have recently experienced significant turmoil. A non-material portion of the Company's revenues are derived from sales to businesses which primarily export Computer Products to Asian customers, and certain of the Company's vendors are based in Korea, Japan and other Asian countries. Asian financial markets has orders or the Company's ability to obtain products from its Asian vendors. The financial instability in these regions has had an adverse impact on the financial position of end-users in the region which has been a contributing factor to the oversupply condition and pricing pressures currently impacting the Company (because Asian vendors have channeled excess inventory into the North American market at reduced prices and have reduced component demand from domestic manufacturers who export to Asia) and could also impact future orders from the Company's customers and/or the ability of such end users to pay the Company's customers, which could also impact the ability of such customers to pay the Company. If the Company's customers who export into Asia are unable to maintain export sales or current margins on such export sales, the Company's sales and/or sales margins may be adversely affected. Additionally, if the Company's vendors in these regions are unable to continue to supply the Company, the Company may be adversely impacted.

    FOREIGN TRADE REGULATION. A significant number of the products distributed by the Company are manufactured in Taiwan, China, Korea, Japan and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, fluctuation in currency and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, would also have a material adverse impact on the Company's business and results of operations.

    FLUCTUATIONS IN QUARTERLY EARNINGS. The Company's business is subject to certain quarterly influences. Net sales and operating profits are generally higher in the fiscal third quarter due to the purchasing patterns of personal computer integrators and resellers and are generally lower in the first and second fiscal quarter due primarily to lower industry shipments. Quarterly results may also be adversely affected by a variety of other factors, including the timing of acquisitions and related costs, the release of new products, promotions, and component pricing and availability.

    CONFLICTS OF INTERESTS. Until March 9, 1998, David Tobey, a director of the Company, was President, Chief Executive Officer and a significant stockholder of CASI and an employee of CASI's parent, Datatec. CASI is a vendor and licensor of the Company. Until March 9, 1998 Mr. Tobey had an employment agreement with CASI whereby Mr. Tobey was obligated to assign to CASI all ideas, inventions and designs created or developed by Mr. Tobey (alone or with others) relating to computer integration and development tools. On March 9, 1998, Mr. Tobey resigned from his positions at CASI and Datatec, and his entire equity interest in CASI was acquired by Datatec. Although the Company believes that Mr. Tobey's departure from CASI and Datatec will have no adverse effect on the Company's relationship with CASI and Datatec, there can be no assurance that Mr. Tobey's resignation will not adversely effect the Company's working relationship with CASI and Datatec. During Mr. Tobey's employment at CASI and Datatec, the Company entered into a licensing agreement (the "CASI License") and a reseller agreement (the "CASI Reseller Agreement") with CASI relating to the Company's non-exclusive license to use and resell CASI's Configurator software. As a result, although the Company believes that the CASI License and the CASI Reseller Agreement were negotiated on an arms-length basis, conflicts existed between Mr. Tobey's interests and obligations to CASI and Datatec and his obligations as a Director of the Company during the period in which the Company negotiated and concluded the CASI License and the CASI Reseller Agreement. The license fee for the CASI Configurator software was $1.1 million, of which $150,000 was advanced on the Company's behalf by an officer of CASI's parent, Datatec and is evidenced by a promissory note (the "Datatec Note"), and $950,000 was paid by delivery to CASI of a non-interest bearing promissory note (the "CASI Note"). The Company repaid $250,000 principal amount of the CASI Note and $50,000 of the principal amount of the Datatec Note out of the proceeds of the Company's Bridge Financing in December 1997. The Company did repay the outstanding $100,000 principal amount of the Datatec Note and the $700,000 principal amount of the CASI Note out of the proceeds from its IPO.
The CASI Note provides that the Company has also issued CASI a contingent warrant (the "CASI Warrant") pursuant to which CASI may apply any amount then due and unpaid under the CASI Note to the purchase of the Company's Common
Stock at a price of $4.50 per share if the Company defaults under the CASI
Note. The CASI Warrant will expire upon full payment of the CASI Note. The Company believes that all of these transactions were on terms no less favorable than were available from unaffiliated third parties. There can be no assurance that the Company will not enter into transactions with affiliated parties in the future.

    POSSIBLE ISSUANCE OF PREFERRED STOCK; BARRIERS TO TAKEOVER. The Company's Articles of Incorporation authorize the issuance of up to 2,000,000 shares of Preferred Stock. Following the Offering, no shares of Preferred Stock of the Company will be outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, because the rights and preferences for any series of Preferred Stock may be set by the Company's Board of Directors in its sole discretion, the rights and preferences of any such Preferred Stock are likely to be superior to those of the Common Stock and thus could adversely affect the rights of the holders of Common Stock. The Company currently has no commitments or contracts to issue any additional securities. Any securities issuances might result in a reduction in the book value or market price of the outstanding shares. Further, any new issuances could be used for anti-takeover purposes or might be used as a method of discouraging, delaying or preventing a change of control of the Company. Additionally, certain provisions of the Company's Articles of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

    NO DIVIDENDS ANTICIPATED. The Company has never declared or paid dividends on its Common Stock. After the consummation of this Offering, the Company does not intend for the foreseeable future to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

    DELISTING FROM THE NASDAQ SMALLCAP MARKET; POTENTIAL PENNY STOCK CLASSIFICATION. The Company's Common Stock is quoted on The Nasdaq SmallCap Market and listed on the Boston Stock Exchange. However, there can be no assurance that a trading market for the Common Stock will develop, or if developed, that it will be maintained. No assurance can be given that the Company will be able to satisfy the criteria for continued quotation on The Nasdaq SmallCap Market or the criteria for continued listing on the Boston Stock Exchange following this Offering. Failure to meet the maintenance criteria in the future may result in the Common Stock not being eligible for quotation or listing. If the Company were removed from The Nasdaq SmallCap Market and the Boston Stock Exchange, trading, if any, in the Common Stock would thereafter have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, holders of the Common Stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

     In addition, if the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities Exchange Commission (the "Commission"), any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of purchasers in this Offering to sell their securities in the secondary market. There can be no assurance that the Common Stock will not be delisted or treated as a penny stock.

    ELIMINATION OF CUMULATIVE VOTING. The Articles of Incorporation of the Company provide that at such time as the Company has (i) shares listed on the New York Stock Exchange or the American Stock Exchange, or (ii) securities designated for trading as a national market security on the National Association of Securities Dealers Automatic Quotation System (or any successor national market system) if the Company has at least 800 or more holders of its Common Stock as of the record date of the Company's most recent annual meeting of shareholders, the cumulative voting rights of shareholders will cease. Upon closing of this Offering the Company believes that it will have more than 800 holders. If the Company has shares listed on the New York Stock Exchange or the American Stock Exchange, or designated for trading as national market securities on The Nasdaq National Market System, cumulative voting rights of shareholders will cease. Elimination of cumulative voting will have the effect of making it more difficult for minority shareholders to obtain representation on the Board of Directors.

    LIMITATION OF LIABILITY AND INDEMNIFICATION. The Company's Articles of Incorporation, as amended, (the "Articles") include a provision that eliminates the personal liability of its directors to the Company for monetary damages for breach of their fiduciary duties (subject to certain limitations) as a director to the fullest extent permissible under California law. The Company's Articles and Bylaws allow the Company to provide for indemnification of its Directors the fullest extent permitted by law. The Bylaws allow the Company to enter into indemnity agreements with individual directors, officers, employees and other agents. The Company has entered into indemnification agreements designed to provide the maximum indemnification permitted by law with all the directors of the Company. These agreements, together with the Company's Bylaws and Articles, may require the Company, among other things, to indemnify these directors against certain liabilities that may arise by reason of their status or service as directors (other than liabilities resulting from willful misconduct of a culpable nature), to advance expenses to them as they are incurred, provided that they undertake to repay the amount advanced if it is ultimately determined by a court that they are not entitled to indemnification, and to obtain directors' and officers' insurance if available on reasonable terms. The

Company has purchased and does maintain directors' and officers' liability insurance. As a result of the provisions in the Company's Articles and in the indemnification agreements, it may be more difficult for shareholders to obtain relief against a director for breaches of such director's fiduciary duty than if these provisions were not included in the Company's Articles and Bylaws.

    NO EARTHQUAKE INSURANCE. The Company's executive office, warehouse and assembly facility is located in a Company-leased facility in Industry, California, an area which experienced damage in the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks.

    DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS. This report includes "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, the statements under "Offering Summary," "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding the Company's strategies, plans, objectives and expectations; the Company's ability to provide custom assembly, configuration and distribution services of computer equipment and peripherals to technology companies; the ability of the Company to establish and operate an ACSA Center and to automate its custom configuration process and systems integration solutions for its customers; the ability of the Company to successfully market the ACSA Solution; the ability of the Company to develop processes to position itself as a low-cost leader for outsourcing system assembly and distribution services; the Company's future operating results; and other matters are all forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in these "Cautionary Statements and Risk Factors," as well as elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these "Cautionary Statements and Risk Factors."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            CUMETRIX DATA SYSTEMS CORP.
                           INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . .   F-2
Balance Sheets as of March 31, 1998 and March 31, 1997 . . . . . . . . . .   F-3
Statements of Operations for the year ended March 31, 1998 and
  the period from April 2, 1996 (Inception) to March 31, 1997. . . . . . .   F-4
Statements of Changes in Shareholders' Equity for the Year Ended
  March 31, 1998 and the period from April 2, 1996 (inception) to
  March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5
Statements of Cash Flows for the year ended March 31, 1998 and
  the period from April 2, 1996 (inception) to March 31, 1997. . . . . . .   F-6
Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . .   F-7

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cumetrix Data Systems Corp.:

     We have audited the accompanying balance sheets of Cumetrix Data Systems Corp. (A California corporation, formerly "Data Net International, Inc.") as of March 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the year ended March 31, 1998 and the period from April 2, 1996 (inception) to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumetrix Data Systems Corp. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended March 31, 1998 and the period from April 2, 1996 (inception) to March 31, 1997 in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP

LOS ANGELES, CALIFORNIA

JUNE 5, 1998

                            CUMETRIX DATA SYSTEMS CORP.
                                   BALANCE SHEETS


  ASSETS                                                                   MARCH 31,              MARCH 31,
                                                                             1998                   1997
                                                                         -----------            -----------
  CURRENT ASSETS:
      Cash and cash equivalents..................................        $ 4,415,690            $   479,796
      Trade receivables, net of allowance for doubtful
          accounts of $57,000 and $2,000 at March 31, 1998
          and 1997, respectively.................................          3,885,803                853,090
      Receivables from related party.............................              -                     39,700
      Inventories................................................          2,001,597                331,559
      Deferred taxes.............................................            133,647                 12,000
      Prepaid expenses...........................................             45,983                  5,318
                                                                         -----------            -----------
         Total current assets....................................         10,482,720              1,721,463
                                                                         -----------            -----------
  FIXED ASSETS, net                                                           87,538                 32,278
  OTHER ASSETS:
      Deferred offering costs....................................            514,927                   -
      Capitalized purchased software costs.......................          1,100,000                   -
      Receivable from director...................................              -                    100,000
      Other......................................................              -                      1,500
                                                                         -----------            -----------
         Total Assets............................................        $12,185,185            $ 1,855,241
                                                                         -----------            -----------
                                                                         -----------            -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts payable...........................................        $ 7,822,652            $ 1,455,139
      Accrued expenses...........................................            641,844                 87,274
      Income taxes payable ......................................            717,013                 21,500
      Current portion of long-term debt .........................          1,203,707                  3,390
                                                                         -----------            -----------
         Total current liabilities...............................         10,385,216              1,567,303
                                                                         -----------            -----------
 LONG-TERM DEBT, net of current portion .........................              8,864                 12,574
                                                                         -----------            -----------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
    Preferred stock, no par value: Authorized, 2,000,000 shares;
      issued and outstanding, none...............................              -                       -
    Common stock, no par value: Authorized, 20,000,000 shares;
      issued and outstanding, 4,750,000 and 4,384,236 at March
      31, 1998 and 1997, respectively ...........................          1,042,589                250,000
    Retained earnings............................................            748,516                 25,364
                                                                         -----------            -----------
         Total shareholders' equity  ............................          1,791,105                275,364
                                                                         -----------            -----------
         Total liabilities and shareholders' equity..............        $12,185,185            $ 1,855,241
                                                                         -----------            -----------
                                                                         -----------            -----------

     The accompanying notes are an integral part of these balance sheets.

                            CUMETRIX DATA SYSTEMS CORP.
                              STATEMENTS OF OPERATIONS


                                                                      FOR THE
                                                                    PERIOD FROM
                                                                      APRIL 2,
                                                        FOR THE         1996
                                                       YEAR ENDED   (INCEPTION)
                                                       MARCH 31,      TO MARCH
                                                          1998        31, 1997
                                                      -----------    -----------
NET SALES. . . . . . . . . . . . . . . . . . . . .    $72,495,474    $25,940,203
COST OF PRODUCTS . . . . . . . . . . . . . . . . .     69,468,497     25,139,001
                                                      -----------    -----------
     Gross profit. . . . . . . . . . . . . . . . .      3,026,977        801,202
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES . . .      1,542,294        751,133
                                                      -----------    -----------
     Income from operations. . . . . . . . . . . .      1,484,683         50,069
INTEREST EXPENSE . . . . . . . . . . . . . . . . .        239,791          9,334
OTHER (INCOME) EXPENSE . . . . . . . . . . . . . .        (57,998)         5,871
                                                      -----------    -----------
     Income before provision for income taxes. . .      1,302,890         34,864
PROVISION FOR INCOME TAXES . . . . . . . . . . . .        579,738          9,500
                                                      -----------    -----------
NET INCOME . . . . . . . . . . . . . . . . . . . .    $   723,152    $    25,364
                                                      -----------    -----------
                                                      -----------    -----------
BASIC AND DILUTED EARNINGS PER SHARE . . . . . . .    $      0.16    $      0.01
                                                      -----------    -----------
                                                      -----------    -----------

     The accompanying notes are an integral part of these statements.

                            CUMETRIX DATA SYSTEMS CORP.
                         STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        RETAINED
                                                        EARNINGS       TOTAL
                                  COMMON STOCK          -----------  -----------
                               SHARES       AMOUNT
                             ----------  -----------    -----------  -----------
Balance, April 2, 1996
   (inception).............      -       $    -         $    -       $    -
  Sale of common stock.....   4,384,236      250,000         -           250,000
  Net income...............      -            -              25,364       25,364
                             ----------  -----------    -----------  -----------
Balance, March 31, 1997....   4,384,236      250,000         25,364      275,364
  Sale of common stock,
   net of offering
   expenses of $233,641....     365,764      717,589         -           717,589

  Issuance of warrants in
   connection with
   Private Placement, net
   of offering expenses
   of $21,287..............      -            38,047         -            38,047
  Issuance of warrants in
   exchange for
   professional fees in
   connection with Private
   Placement...............      -            36,953         -            36,953
  Net income...............      -            -             723,152      723,152
                             ----------  -----------    -----------  -----------
Balance, March 31, 1998....   4,750,000  $ 1,042,589    $   748,516  $ 1,791,105
                             ----------  -----------    -----------  -----------
                             ----------  -----------    -----------  -----------

     The accompanying notes are an integral part of these statements.

                            CUMETRIX DATA SYSTEMS CORP.
                              STATEMENTS OF CASH FLOWS

                                                                                             FOR THE
                                                                                           PERIOD FROM
                                                                                             APRIL 2,
                                                                         FOR THE              1996
                                                                        YEAR ENDED         (INCEPTION)
                                                                          MARCH 31,         TO MARCH
                                                                           1998             31, 1997
                                                                        ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    723,152        $     25,364
  Adjustments to reconcile net income to net cash
      and cash equivalents provided by operating
      activities:
       Depreciation and amortization . . . . . . . . . . . . . .             8,934               6,634
       Amortization of debt discount and deferred
         financing costs . . . . . . . . . . . . . . . . . . . .           214,405                 -
       Provision for doubtful accounts . . . . . . . . . . . . .            91,310              50,329
       Loss on receivable from director. . . . . . . . . . . . .           100,000                 -
  Changes in assets and liabilities:
       Trade receivables . . . . . . . . . . . . . . . . . . . .        (3,124,023)           (903,419)
       Inventories . . . . . . . . . . . . . . . . . . . . . . .        (1,670,038)           (331,559)
       Deferred taxes. . . . . . . . . . . . . . . . . . . . . .          (121,647)            (12,000)
       Prepaid expenses. . . . . . . . . . . . . . . . . . . . .           (11,684)             (5,318)
       Other assets. . . . . . . . . . . . . . . . . . . . . . .           (28,981)             (1,500)
       Accounts payable. . . . . . . . . . . . . . . . . . . . .         6,367,513           1,455,139
       Accrued expenses. . . . . . . . . . . . . . . . . . . . .           554,570              87,274
       Income taxes payable. . . . . . . . . . . . . . . . . . .           695,513              21,500
                                                                     -------------       -------------
         Net cash provided by operating activities . . . . . . .         3,799,024             392,444
                                                                     -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets. . . . . . . . . . . . . . . . . . .           (62,694)            (38,912)
  Purchase of investment guaranteed by director. . . . . . . . .               -              (100,000)
  Receivables from related parties . . . . . . . . . . . . . . .            39,700             (39,700)
                                                                      -------------       -------------
         Net cash used in investing activities . . . . . . . . .           (22,994)           (178,612)
                                                                      -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings. . . . . . . . . . . . . . . . .               -                18,820
  Payments on bank borrowings. . . . . . . . . . . . . . . . . .               -                (2,856)
  Proceeds from notes, net . . . . . . . . . . . . . . . . . . .           196,290                 -
  Payments on notes. . . . . . . . . . . . . . . . . . . . . . .          (303,393)                -
  Proceeds from stock and warrant issuances, net . . . . . . . .           781,894             250,000
  Deferred offering costs. . . . . . . . . . . . . . . . . . . .          (514,927)                -
                                                                      -------------       -------------
         Net cash provided by financing activities . . . . . . .           159,864             265,964
                                                                      -------------       -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . .         3,935,894             479,796
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . .           479,796                 -
                                                                      -------------       -------------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . .      $  4,415,690        $    479,796
                                                                      -------------       -------------
                                                                      -------------       -------------

           The accompanying notes are an integral part of these statements.

                            CUMETRIX DATA SYSTEMS CORP.
                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1998


1. LINE OF BUSINESS

     Cumetrix Data Systems Corp., formerly Data Net International, Inc. (the Company), was incorporated on April 2, 1996 in the state of California. The Company distributes computer peripherals, components, accessories and assembles computer systems. The Company currently sells a majority of its products to distributors, systems integrators, and retail stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RISK FACTORS

     a.  CASH AND CASH EQUIVALENTS

     Cash includes currency on hand and deposit accounts to which funds may be deposited or withdrawn at any time without prior notice or penalty. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. At times, cash balances in the Company's accounts may exceed federally insured limits.

     b.  TRADE RECEIVABLES

     Trade receivables represent unsecured balances due from its customers with the Company at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

     c.  INVENTORIES

     Inventories consist primarily of purchased finished goods and are stated at the lower of cost or market; cost is determined using the first-in, first-out method of accounting.

     d.  FIXED ASSETS

     Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

      Furniture and fixtures                 7 years
      Office equipment                       3-5 years
      Vehicles                               5 years

     The Company's fixed assets are recorded at cost. Ordinary maintenance and repairs are charged to operations as incurred.

     When assets are sold or otherwise disposed of, the recorded cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

     e.  DEFERRED OFFERING COSTS

     Costs associated with offerings of Company common shares are initially capitalized and then netted with the proceeds received from the sale of the common shares when the offering is completed. If the intended offering is terminated these costs are charged to operations. Offering costs of $514,927 incurred in connection with the Company's initial public offering in April 1998, are capitalized as of March 31, 1998.

     f.  DEFERRED FINANCING COSTS

     Debt issuance costs are initially capitalized as deferred financing costs and amortized over the terms of the notes using the effective interest rate method.

     g.  CAPITALIZED PURCHASED SOFTWARE COSTS

     Capitalized purchased software costs represents the license fee paid to Computer-Aided Software Integration, Inc. (CASI) for certain configuration software (see Note 10). The Company will amortize these costs on a straight-line basis over the estimated life of the configuration software (currently estimated to be between 3-5 years) commencing on the date that the configuration software is first placed into service.

     h.  STATEMENT OF CASH FLOWS

     The Company prepares its statement of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95 (SFAS No. 95). In July 1997, the Company licensed software for $1,100,000 by issuing a note and obtaining a loan from a related party (see Note 10). In fiscal 1998, the Company issued warrants in exchange for professional services in connection with the private placement. The costs associated with these warrants of $36,953 was calculated using the Black-Scholes model and was allocated to debt ($10,696), common stock ($24,065), and warrants ($2,192), in accordance with Accounting Principles Board Opinion No. 14 (See
Note 8). Supplemental disclosures of cash flow information are as follows:

                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                        ---------     ----------
          Cash paid for interest . . . . . . . . .      $  26,720      $   1,431
          Cash paid for income taxes . . . . . . .      $  20,000      $   -

     i.  USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     j.  CONCENTRATION OF RISK

     During the year ended March 31, 1998 and the period from April 2, 1996 (inception) to March 31, 1997, one vendor accounted for 64 and 43 percent of purchases, respectively. There are many vendors in this industry and management believes that other vendors could provide similar products on comparable terms. Management believes that a change in suppliers would not cause any material effect to the Company's operations or loss of sales.

     During the year ended March 31, 1998 one customer accounted for 11 percent of sales. During fiscal 1997, no customer accounted for more than 10 percent of net sales.

     k.  REVENUE RECOGNITION

     Net sales are currently generated from the sale of components and systems. Systems include ready-to-use computers that have been assembled and have software already installed. Components sales consist of individual hardware items.

     Revenue is recorded at the time of shipment net of allowances for estimated sales returns.

     l.  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

     m.  NEW AUTHORITATIVE PRONOUNCEMENTS

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosures regarding the Company's capital structure. SFAS No. 128 and SFAS No. 129 were adopted for the year ending March 31, 1998 and did not have a material impact on the Company's financial statements.

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments on Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income. SFAS No. 131 requires disclosure for each segment that is similar to those required under current standards and additional quarterly disclosure requirements. Both standards will be adopted on April 1, 1998.

     n.  INCOME PER COMMON SHARE

     Income per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the related periods. For all periods presented, per share information was computed pursuant to the provisions of SFAS No.128.

     A summary of the shares used to compute earnings per share is as follows:

                                                                      FOR THE
                                                                      PERIOD
                                                                    FROM APRIL 2,
                                                        FOR THE        1996
                                                       YEAR ENDED   (INCEPTION)
                                                        MARCH 31,   TO MARCH 31,
                                                          1998          1997
                                                      -----------    -----------
     Weighted average common shares used to
        compute basic earnings per share . . . . .      4,544,759      3,310,573
     Effect of Dilutive Securities:
        Stock options. . . . . . . . . . . . . . .         64,257            -
        Warrants . . . . . . . . . . . . . . . . .         30,025            -
                                                      -----------    -----------

     Weighted average common shares used to
        compute diluted earnings per share . . . .      4,639,041      3,310,573
                                                      -----------    -----------
                                                      -----------    -----------

     The adoption of SFAS No. 128 did not have any impact on previously reported earnings per share. As discussed in Note 12, in April 1998, in connection with its initial public offering, the Company sold 2,702,500 shares of its common stock. These shares are not included in the weighted average common share amounts for any period presented.

     o.  RISK FACTORS

     UNCERTAINTY OF COMMERCIALIZATION OF THE ACSA SOLUTION - The Company's ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in the Company's ability to improve its operating margins and remain competitive. The Company's ability to market the ACSA Solution successfully will depend on the Company convincing potential customers of the benefits of the ACSA Solution. The Company has only recently commenced marketing the ACSA Solution. The Company is currently constructing its first ACSA Center located in the City of Industry. No ACSA Center is currently in operation and the Company currently has no sales revenue attributable to the ACSA Solution or an ACSA Center. Although the Company is engaged in negotiations and discussions with a number of potential customers, there can be no assurance that any such discussions will lead to significant sales of the ACSA Solution, or that the ACSA Solution will attain market acceptance. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or any significant delays in introduction of ACSA services, could have a material adverse effect on the Company's business, operating results and financial condition.

     ELECTRONICS INDUSTRY CYCLICALITY - The personal computer component distribution industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of personal computers, as well as component distributors such as the Company. In addition, the life-cycle of existing personal computer products and the timing of new product development and introduction can affect demand for disk drives and other personal computer components. Any downturns in the personal computer component distribution industry, or the personal computer industry in general, could adversely affect the Company's business and results of operations.

     FOREIGN SUPPLIERS REGULATION - A significant number of the products distributed by the Company are manufactured in Taiwan, China, Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs, import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. While the Company does not believe that any of these factors adversely impact its business significantly at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, would also have a material adverse impact on the Company's business and results of operations. Currently all purchases are made in U.S. dollars.

3. FIXED ASSETS, NET

     Fixed assets, net, consist of the following:

                                                                 MARCH 31,
                                                              1998        1997
                                                          ----------  ----------
        Furniture and fixtures . . . . . . . . . . . . .  $  52,972    $  8,260
        Office equipment . . . . . . . . . . . . . . . .     27,314       9,332
        Vehicles . . . . . . . . . . . . . . . . . . . .     21,320      21,320
                                                          ----------  ----------
                                                            101,606      38,912
        Less-Accumulated depreciation and amortization .    (14,068)     (6,634)
                                                          ----------  ----------
                                                          $  87,538   $  32,278
                                                          ----------  ----------
                                                          ----------  ----------

4. INCOME TAXES

     The provision for income taxes is comprised of the following components:

                                                                 MARCH 31,
                                                             1998        1997
                                                          ----------  ----------
     Current:
          Federal. . . . . . . . . . . . . . . . . . .    $ 550,986   $  14,500
          State. . . . . . . . . . . . . . . . . . . .      150,399       7,000
     Deferred:
          Federal. . . . . . . . . . . . . . . . . . .      (93,460)     (8,700)
          State. . . . . . . . . . . . . . . . . . . .      (28,187)     (3,300)
                                                          ----------  ----------
        Provision for income taxes . . . . . . . . . .    $ 579,738   $   9,500
                                                          ----------  ----------
                                                          ----------  ----------


     The approximate tax effect of temporary differences which gave rise to significant deferred tax liabilities and assets are as follows:

                                                                 MARCH 31,
                                                            1998         1997
     Assets (Liabilities):                               ----------  ---------
          Depreciation and amortization. . . . . . . .  $   75,073   $    (434)
          Reserves . . . . . . . . . . . . . . . . . .      32,234       2,408
          Unicap . . . . . . . . . . . . . . . . . . .      16,055       6,020
          Accrued liabilities. . . . . . . . . . . . .      10,285       4,006



                                                        ----------   ---------
                                                        $  133,647   $  12,000
                                                        ----------   ---------
                                                        ----------   ---------

     A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                                               MARCH 31,
                                                           1998         1997
                                                        ----------   ---------
      Federal income tax provision at the
        statutory rate . . . . . . . . . . . . . . . .  $  442,983   $  11,854
      State taxes, net of federal benefit. . . . . . .      99,263       2,092
      Other items, net . . . . . . . . . . . . . . . .      37,492      (4,446)
                                                        ----------   ---------
      Provision for income taxes . . . . . . . . . . .  $  579,738   $   9,500
                                                        ----------   ---------
                                                        ----------   ---------

5. RELATED PARTY TRANSACTIONS

     In February 1997, a director borrowed $39,700 from the Company. The receivable is evidenced by an unsecured note with interest at 5.75 percent. The note was repaid in June 1997.

     During fiscal 1998 and 1997, the Company had sales of approximately $1,391,300 and $532,800 to and purchases of approximately $598,200 and $804,300 from a corporation owned by a related party, respectively. At March 31, 1998 and 1997, the Company had $92,000 and $12,400 included in trade receivables and $- and $132,700 included in accounts payable, respectively, related to these transactions.

     In September 1997, the Company signed a software license and a reseller agreement with Computer Aided Software Integration, Inc. (CASI), a subsidiary of Datatec Systems, Inc. (Datatec), formerly known as Glasgal Communications, Inc. (See Note 10).

6. LONG-TERM DEBT

     Long-term debt of the Company consists of the following as of March 31, 1998:

      Note payable, 0% interest, repaid in April 1998             $   700,000
      (See Note 10)

      Bridge loan, 10% interest, discount of $110,564 fully           400,000
      amortized as of March 31, 1998, repaid in April 1998
      (See Note 8)

      Note payable, 10% interest, repaid in April 1998                100,000
      (See Note 10)

      Note payable to a bank, interest at 8.9 percent, monthly         12,571
      installments of principal and interest of
      approximately $400 made through April 2001, secured by
      a delivery van
                                                                  ------------
                                                                    1,212,571
      Less-current portion                                         (1,203,707)
                                                                  ------------
                                                                  $     8,864
                                                                  ------------
                                                                  ------------

Future annual maturities of long-term debt consists of the following as of March 31, 1998:

          YEAR ENDING MARCH 31,
          ---------------------
               1999. . . . . . . . . . .        $  1,203,707
               2000. . . . . . . . . . .               4,054
               2001. . . . . . . . . . .               4,426
               2002. . . . . . . . . . .                 384
                                                ------------
                                                $  1,212,571
                                                ------------
                                                ------------

7. RECEIVABLE FROM DIRECTOR

          The receivable from director at March 31, 1997 resulted from the purchase by the Company of 200,000 shares and 100,000 warrants for $100,000 in Evolutions, Inc. (Evolutions) which at March 31, 1997, was personally guaranteed by a director of the Company. Subsequent to June 13, 1997, the board of directors and shareholders voted to release this director from this guarantee as partial inducement for this individual to accept additional management responsibilities at the Company, including agreeing to become the chief executive officer. The Company has determined, due to significant cash flow difficulties encountered by Evolutions, that its investment is worthless. Accordingly, the Company has recorded a $100,000 loss during fiscal 1998 which is included in selling, general and administrative expenses.

8.  SHAREHOLDERS' EQUITY

COMMON STOCK

     On April 7, 1997, a relative of a shareholder purchased 65,764 shares of common stock for $300,000. In addition, the Company granted to this party an option to acquire up to an additional 372,659 common shares at $4.56 per share. The options expired on October 7, 1997 unexercised.
     In October 1997, the Company effected a 10.960591 for one common stock split and increased the number of authorized shares of common stock to 20,000,000. All share and per share information in the accompanying financial statements has been retroactively restated to reflect these changes.

PREFERRED STOCK

     In October 1997, the Company authorized 2,000,000 shares of preferred stock. As of March 31, 1998 there were no shares of preferred stock outstanding.

PRIVATE PLACEMENT

     In December 1997, the Company completed a private placement for $1,000,000 with net proceeds of approximately $678,184. The Company sold 20 units for $50,000 per unit. Each unit consisted of (i) an unsecured promissory note with a face value of $20,000, bearing interest at 10 percent due eighteen months from the date of issue or upon closing of a $2,000,000 financing, (ii) 15,000 shares of common stock (with an estimated fair value at date of issuance of $3.00) and
(iii) 5,000 warrants exercisable at $3.00 per share (with an estimated fair value at date of issuance of $0.82 per warrant) into common stock for three years, commencing one year after the date of issuance.

The net proceeds for the private placement were allocated to the debt, stock and warrants issued based upon their relative fair values at the date of issuance in accordance with Accounting Principles Board opinion (APB) No. 14.

     The proceeds were used, in part, to pay $250,000 of the CASI note and $50,000 of the Datatec Note. In connection with the private placement, the Placement Agent and the Company's legal counsel received 35,000 warrants and 45,000 warrants, respectively for nominal consideration. The warrants are exercisable at $3.00 per share. The Placement Agent Warrants were cancelled on March 6, 1998. The promissory notes were fully repaid subsequent to year-end (See Note 12).

STOCK OPTIONS

     In July 1997, the Company established the 1997 Stock Incentive Plan (the "Plan"). Under the Plan, options are generally granted to employees and directors at an exercise price equal to fair market value, as determined by the board of directors. The Company has reserved 500,000 shares of the Company's common stock for issuance under the Plan. In July 1997, the Company granted options to purchase up to 307,717 shares of common stock with an exercise price of $2.70 per share (estimated fair market value at date of grant). In January and February 1998, the Company granted options to purchase 36,000 and 40,000 shares of common stock, respectively, with an exercise price of $4.50 per share (estimated fair market value at date of grant). The plan terminates in 2007.

     Information regarding the Company's stock options is as follows:


                                                                        Weighted
                                                           Shares       Average
                                                           Under        Exercise
                                                           Option       Price
                                                          -------    -----------
BALANCE, March 31, 1997. . . . . . . . . . . . . .            -         $  -
  Granted. . . . . . . . . . . . . . . . . . . . .        383,717           3.06
  Cancelled. . . . . . . . . . . . . . . . . . . .              -            -
  Exercised. . . . . . . . . . . . . . . . . . . .              -            -
                                                         --------      ---------
BALANCE, March 31, 1998. . . . . . . . . . . . . .        383,717       $   3.06
                                                         --------      ---------
                                                         --------      ---------

Options exercisable at March 31, 1998. . . . . . .        113,078       $   2.70
                                                         --------      ---------
                                                         --------      ---------

     The following table summarizes information about stock options outstanding at March 31, 1998:

                                           WEIGHTED AVERAGE
                      NUMBER OF OPTIONS           REMAINING   NUMBER EXERCISABLE
    EXERCISE PRICE          OUTSTANDING    CONTRACTUAL LIFE    AT MARCH 31, 1998
    --------------    -----------------    -----------------  ------------------
             $2.70              307,717          9.26 years             113,078
             $4.50               76,000          9.26 years                 -

     The Company accounts for stock options granted to non-employees in accordance with SFAS No. 123 which requires non-cash compensation expense be recognized over the expected period of benefit. In accordance with the terms of

APB No. 25, the Company records no compensation expense for its stock option awards. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1998 was estimated to be $0.79. The value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of
6.15 percent; expected life of 5 years; no expected volatility; and no expected dividends.

     If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net income would have decreased as follows:

                                                              March 31,1998
                                                            As
                                                            reported   Pro forma
                                                            --------   ---------
Net income  ........................................        $723,152   $674,239
Basic and diluted earnings per share  ..............        $   0.16   $   0.15

     Because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

     In May 1998, the Company issued an officer of the Company options to purchase 20,000 shares of common stock at an exercise price of $6.125 per share. The options vest over two years and expire in May 2008.

9.  FINANCING ARRANGEMENT

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation. Purchases are collateralized by inventory and accounts receivable. Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with this line are charged by Finova to the Company's vendors. This arrangement is personally guaranteed by two officers of the Company. At March 31, 1998, the Company's Finova line was $7.5 million and the Company had a payable to Finova Capital Corporation of approximately $5,853,429 included in accounts payable.

10.  SOFTWARE LICENSE

     In September 1997, the Company signed a software license and a reseller agreement with Computer Aided Software Integration, Inc. (CASI), a subsidiary of Datatec Systems, Inc. (Datatec), formerly known as Glasgal Communications, Inc. A director of the Company is also the founder, president, C.E.O., and a principal shareholder of CASI. The Company paid CASI a one-time license fee of $1,100,000 for the configuration software. The license agreement is generally a worldwide royalty-free and nonexclusive license to reproduce and use the software. The Company has capitalized this amount and will start to amortize these costs' once the Company puts the software into use. The license fee was paid in the form of a non-interest bearing promissory note for $950,000 and a cash payment of $150,000 loaned to the Company by an officer of Datatec (Datatec
Note) with interest at 10 percent. The aggregate unpaid principal balance on these Notes as of March 31, 1998 was $800,000 and is included in current portion of long-term debt in the Balance Sheet. The Company also issued CASI a contingent warrant exercisable in the event of default of the note at $4.50 per share. The CASI and Datatec Notes were fully repaid with proceeds of the initial public offering subsequent to year-end (see Note 12) and the contingent warrant was cancelled.

11. COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases a facility under a lease agreement which expires on April 30, 1998. In October 1997, the Company entered into a new facility lease agreement commencing on February 1, 1998 and expiring on January 31, 2001. The following is a schedule of future minimum lease payments required under these operating leases as of March 31, 1998:

     YEAR ENDING MARCH 31,
          1999. . . . . . . . . . . . . . . . . . . . . . .              138,424
          2000. . . . . . . . . . . . . . . . . . . . . . .              137,094
          2001. . . . . . . . . . . . . . . . . . . . . . .              116,070
                                                                      ----------
                                                                      $  391,588
                                                                      ----------
                                                                      ----------

     Total rental expense for the year ended March 31, 1998 and 1997 was approximately $70,000 and $49,000, respectively.

  EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain key executives. These agreements have terms of five years.

12.  SUBSEQUENT EVENTS

On April 8, 1998, the Company completed an initial public offering of 2,702,500 shares of common stock, which includes 352,500 shares sold pursuant to the exercise of the underwriters overallotment option. The Company received net proceeds (after deducting issuance costs) of approximately $11,100,000. The Company will use the proceeds to pay down debt, fund operations and expand into new markets related to computer hardware and software. In connection with the initial public offering, the Placement Agent received 235,000 warrants for nominal consideration. Each warrant may be exercised for one common share, subject to certain anti-dilution provisions, at a price of $8.25 per share from April 8, 1999 to April 8, 2003. The Company also entered into a two year financial consulting agreement with the placement agent for $48,000, which was fully paid out of proceeds from the initial public offering. Each officer and director of the Company and all of the holders of the issued and outstanding shares of common stock as of the effective date of the initial public offering have agreed to a lock-up period of 18 months from the date of the initial public offering.

     In April 1998, the Company repaid $700,000 on the CASI Note, $100,000 on the Datatec Note, and $400,000 on the private placement note out of proceeds from the initial public offering in accordance with the debt agreements. Upon payment of the CASI note, the Company cancelled the contingent warrant, which would have been convertible into 155,902 shares of common stock.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item will appear in the registrants proxy statement for the 1998 Annual Meeting of Shareholders, which proxy statement will be filed on or about July 29, 1998 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item will appear in the registrants proxy statement for the 1998 Annual Meeting of Shareholders, which proxy statement will be filed on or about July 29, 1998 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item will appear in the registrants proxy statement for the 1998 Annual Meeting of Shareholders, which proxy statement will be filed on or about July 29, 1998 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item will appear in the registrants proxy statement for the 1998 Annual Meeting of Shareholders, which proxy statement will be filed on or about July 29, 1998 and is incorporated herein by this reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  List of documents filed as part of this Report:

          (1)  FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

     Report of Independent Public Accountants
     Balance Sheets as of March 31, 1998 and March 31, 1997
     Statements of Operations for the year ended March 31, 1998 and the period from April 2, 1996 (Inception) to March 31, 1997 Statements of Changes in Shareholders' Equity for the Year Ended
       March 31, 1998 and the period from April 2, 1996 (inception) to March 31, 1997
     Statements of Cash Flows for the year ended March 31, 1998 and the period from April 2, 1996 (inception) to March 31, 1997 Notes to the Financial Statements


               No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

          (2)  EXHIBITS

               The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

     (b)  Reports on Form 8-K

          None.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CUMETRIX DATA SYSTEMS CORP.
                              ------------------------------------------
                              (Registrant)


Date:           June 29, 1998      By:     /s/ MAX TOGHRAIE
     ----------------------------       -------------------------------------
                                        Max Toghraie, Chief Executive Officer

                                 POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Max Toghraie and Carl L. Wood, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                     SIGNATURES

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                     Title                    Date
     ---------                     -----                    ----

       /s/ MAX TOGHRAIE       Chief Executive Officer       June 29, 1998
----------------------------  and Director (Principal
     Max Toghraie             Executive Officer)

      /s/ JAMES UNG           President and Director        June 29, 1998
----------------------------
     James Ung

     /s/ JEFF TOGHRAIE        Chief Operating Officer       June 29, 1998
----------------------------
     Jeff Toghraie

     /s/ CARL L. WOOD         Chief Financial Officer       June 29, 1998
----------------------------  (Principal Financial and
     Carl L. Wood             Accounting Officer)

    /s/ MEI YANG              Secretary, Treasurer and      June 29, 1998
----------------------------  Director
     Mei Yang

    /s/ NANCY HUNDT           Director                 June 29, 1998
----------------------------
     Nancy Hundt

     /s/ DAVID TOBEY          Director                 June 29, 1998
----------------------------
     David Tobey

     /s/ PHILIP J. ALFORD     Director                 June 29, 1998
----------------------------
     Philip J. Alford

                                   EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBIT DESCRIPTION
------                             -------------------

3.1 Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form S-1 filed on December 23, 1997, and amendments thereto.

3.2 Certificate of Amendment to Articles of Incorporation, as filed on December 22, 1997. Incorporated by reference to Exhibit 3.2 to Form S-1 filed on December 23, 1997, and amendments thereto.

3.2.1 Certificate of Amendment of the Articles of Incorporation, as filed on January 6, 1998. Incorporated by reference to Exhibit 3.2.1 to Form S-1 filed on December 23, 1997, and amendments thereto.

3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.3 to Form S-1 filed on December 23, 1997, and amendments thereto.

4.1 Specimen Stock Certificate of Registrant. Incorporated by reference to Exhibit 4.1 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.1 Standard Sublease Agreement, dated April 9, 1996, by and between ITT Barton Instruments and the Company. Incorporated by reference to
        Exhibit 10.1 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.2 Employment Agreement, dated May 1, 1997, between the Company and James Ung. Incorporated by reference to Exhibit 10.2 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.3 Employment Agreement, dated July 1, 1997, between the Company and Mei Yoon Yang. Incorporated by reference to Exhibit 10.3 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.4 Executive Employment Agreement, dated July 1, 1997, between the Company and Max Toghraie. Incorporated by reference to Exhibit 10.4 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.5 Amended and Restated License Agreement, dated July 1, 1997, between Computer-Aided Software Integration, Inc. and the Company. Incorporated by reference to Exhibit 10.5 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.6 Reseller Agreement, made effective as of September 15, 1997, between Computer-Aided Software Integration, Inc. and the Company. Incorporated by reference to Exhibit 10.6 to Form S-1 filed on December 23, 1997, and amendments thereto. Specified portions of this Exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to an Order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933.

10.7 Promissory Note, dated July 1, 1997, executed by the Company in favor of Computer-Aided Software Integration, Inc. Incorporated by reference to Exhibit 10.7 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.8 Warrant Agreement, dated July 1, 1997, between the Company and Computer-Aided Softward Integration, Inc. Incorporated by reference to Exhibit 10.8 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.9 Promissory Note, dated July 1, 1997, executed by the Company in favor of Ralph Glasgal. Incorporated by reference to Exhibit 10.9 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.10 Lease Agreement, dated for reference purposes October 28, 1997, between the Company and Fortune Dynamics, Inc. Incorporated by reference to
        Exhibit 10.10 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.11 Guaranty, dated December 3, 1997, given by James Ung to Fortune Dynamics, Inc. Incorporated by reference to Exhibit 10.11 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.12 Dealer Loan and Security Agreement, dated June 3, 1997, between the Company and FINOVA Capital Corporation. Incorporated by reference to
        Exhibit 10.12 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.13 Individual Guranty, dated June 3, 1997, between FINOVA Capital Corporation and James Ung and Mei Yang. Incorporated by reference to
        Exhibit 10.13 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.14   Amended and Restated 1997 Stock Plan. Incorporated by reference to
        Exhibit 10.14 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.15 Form of Nonstatutory Stock Option Agreement. Incorporated by reference to Exhibit 10.15 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.16 Warrant Agreement, dated December 23, 1997, between the Company and Troop Meisinger Steuber & Pasich, LLP. Incorporated by reference to
        Exhibit 10.16 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.17 Employment Agreement, dated May 11, 1998, between the Company and Steve Schaffert.

24.1    Power of Attorney (included on Signature Page)

27      Financial Data Schedule