Form 10-K/A
period 1998-03-31
CUMETRIX DATA SYSTEMS CORP
filed 1998-07-29
CIK 1051067

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  AMENDMENT NO. 1 TO

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

     Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 5-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the NASDAQ National Market on July 28, 1998 was $19,176,650.

     The number of shares of the Registrant's Common Stock outstanding as of July 28, 1998, was 7,452,500.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

GENERAL


     Cumetrix Data Systems Corp. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, by deleting its responses for Items 10, 11, 12 and 13 contained in its Annual Report on Form 10-K filed on June 29, 1998 and replacing such sections with the following:




                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS

NAME                                                              POSITION WITH COMPANY          AGE      DIRECTOR SINCE
------------------------------------------------------------  ------------------------------     ---      ---------------
Max Toghraie................................................  Chief Executive Officer and        35            1997
                                                              Director of the Company
James Ung...................................................  President and Director             36            1996
Nancy Hundt.................................................  Director                           29            1996
Mei Yang....................................................  Secretary, Treasurer and           35            1996
                                                              Director
David Tobey.................................................  Director                           37            1997
Philip Alford...............................................  Director                           44            1998

EXECUTIVE OFFICERS

                                                                                                          EXECUTIVE OFFICER
NAME                                            POSITION WITH COMPANY                            AGE            SINCE
------------------------------------------------------------  ---------------------------        ---      -----------------
Jeff Toghraie...............................................  Chief Operating Officer            30            1998
Carl L. Wood................................................  Chief Financial Officer            46            1998
Stephen T. Schaffert........................................  Chief Technology Officer           47            1998



BUSINESS EXPERIENCE



DIRECTORS

    MAX TOGHRAIE has served as the Chief Executive Officer of the Company since September 1997, and as a director since April 1997. He has also served as a consultant to the Company since its inception in April of 1996. Mr. Toghraie served as a trading group manager for D'Argent Inc., an international trading company from 1992 through December 1996. During the past 5 years, he has been involved with various privately held development stage companies as a director and/or consultant. Mr. Toghraie is a member of the audit committee of the Board of Directors. Max Toghraie and Jeff Toghraie, the Chief Operating Officer of the Company, are brothers.

    JAMES UNG is a co-founder of the Company and has served as its President since April 1997 and as a director since the Company's inception in April of 1996. From February 1992 until joining the Company, Mr. Ung was Director of Operations of American Systec Corporation, a privately held systems distribution and configuration company in Brea, California. From 1989 to 1992, Mr. Ung served as Vice President of Marketing at PC Systems Design, a California based systems integration and distribution company. Mr. Ung is married to Mei Yang.

    NANCY HUNDT has served as a director of the Company since its inception in April of 1996. Ms. Hundt is a co-founder of the Company. She has a background in the optical industry and has served as a representative of the American Board of Opticianery, an optical industry retail group. Ms. Hundt acts as a consultant to the optical industry and has served over the last five years as Chief Operating Officer of Academy Optical, Inc. Ms. Hundt is a member of the audit and compensation committees of the Board of Directors.

    MEI YANG has served as a director of the Company since its inception in April of 1996. Ms. Yang has served as the Secretary and Treasurer of the Company since March 1997. From 1990 to 1996, Ms. Yang was the Chief Operating Officer of American Systec Corporation, a privately held systems distribution and configuration company in Brea, California.

    DAVID TOBEY has served as a director of the Company since July 1997. Mr. Tobey was the founder and President and CEO of Computer-Aided Software Integration ("CASI") from February 1995 to March 1998 and was a significant stockholder of CASI, a subsidiary of Datatec Systems, Inc. (formerly Glasgal Communications, Inc.), a Nasdaq traded company. He also founded and served as the Executive Director of the Integrating Technology Consortium, an integration standards, certification and education organization focused on the hospitality industry from June 1994 to October 1997. Prior to founding CASI in February 1995, Mr. Tobey was the Senior Vice President of Corporate Services from April 1993 to April 1995 for Hotel Information Systems where he was responsible for articulating and managing the development of strategic initiatives and corporate operations in marketing, product development and professional services. From September 1986 to April 1994, Mr. Tobey was the founder and served as Chairman and CEO of Stratcon, a systems integration company in the legal market and later as CTO of Automation Partners, into which Stratcon merged in 1990. Mr. Tobey has also consulted with numerous technology and service companies and is a frequent speaker at international conferences on technology and management topics. Mr. Tobey is a member of the compensation committee.

    PHILIP ALFORD has served as a director of the Company since February 1998. Mr. Alford is the co-founder and Chairman and acting Chief Financial Officer of Verix Software, a position he has held since July 1997. Prior to joining Verix Software, a business software developer, Mr. Alford was employed by Tekelec, a publicly traded company, from 1985 to December 1996, where he served primarily as its Chief Financial Officer and from 1994 to 1996 as its President, Chief Executive Officer and director. Tekelec is a supplier of diagnostic and switching systems to the communications industry. After leaving Tekelec, Mr. Alford served as an independent management consultant. Mr. Alford is a member of the audit and compensation committees.

    EXECUTIVE OFFICERS

    JEFF TOGHRAIE has served as the Chief Operating Officer of the Company since June 1998. Mr. Toghraie has been an advisor to the Company since its inception in April 1996. From 1992 to 1996, Mr. Toghraie was a private investor and a financial consultant with Strafford Group, a privately held investment firm. Mr. Toghraie and Max Toghraie, Chief Executive Officer of the Company, are brothers.

    CARL L. WOOD has served as Chief Financial Officer of the Company since February 1998. From September 1996 to June 1997, Mr. Wood served as Corporate Controller and Director of Management Information Systems at Murad, Inc. in El Segundo, California, a cosmetic retail business specializing in high-end skin care products. From 1989 to September 1996, Mr. Wood was Corporate Controller and Vice President, Finance, and subsequently the Chief Financial Officer of 99 Cents Only Stores in Los Angeles, California, a deep discount retailer of general merchandise.

    STEPHEN T. SCHAFFERT has served as Chief Technology Officer of the Company since May 11, 1998. From August 1996 to April 1997, Mr. Schaffert served as Configuration Centers Manager and then Operations Vice President for Computer-Aided Software Integration, Inc. ("CASI"). From May 1997 to April 1998, he was a Process Engineering Specialist for Datatec Systems, Inc., CASI's parent. From September 1994 to August 1996, Mr. Schaffert worked for KTA Inc., an MPE Engineering firm as a systems administrator/ manager. From April 1991 to September 1994, Mr. Schaffert worked for Digital Equipment Corp. as a LAN Engineer. During the past 20 years, Mr. Schaffert has worked at Novell, Digital Equipment Corp., GTSI, Automation Partners and other computer and networking industry companies.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors, and stockholders are required by Commission regulations to furnish the Company with copies of all such reports that they file. Prior to the consummation of the initial public offering of the Common Stock of the Company on April 8, 1998, the officers, directors and beneficial owners of more than 10% of the Company's Common Stock ("reporting persons") were not required to file reports under Section 16(a). Therefore, no filings with respect to any reporting persons under Section 16(a) were required for the year ended March 31, 1998.

    Based solely upon a review of copies of reports furnished to the Company on or after April 8, 1998 and written representations received by the Company from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company's reporting persons have been complied with to date.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

    The following table sets forth the compensation for the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the year ended March 31, 1998 (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION     LONG-TERM
                                                                                    COMPENSATION
                                                             ---------------------  -------------
NAME AND PRINCIPAL POSITION                                    YEAR       SALARY     OPTIONS(1)
-----------------------------------------------------------  ---------  ----------  -------------
Max Toghraie(2)............................................     1998     $ 96,000      126,046
  Director and Chief Executive Officer
James Ung(3)...............................................     1998     $154,985       98,645
  Director and President
Tommy Tang(4)..............................................     1998     $ 12,000            0
  President

------------------------

(1) All stock options to Messrs. Toghraie and Ung were granted under the Company's 1997 Stock Option Plan.

(2) Mr. Toghraie was appointed Chief Executive Officer of the Company in September 1997. Prior to Mr. Toghraie's appointment, there was no Chief Executive Officer of the Company.

(3) Mr. Ung is married to Mei Yang, Director, Secretary and Treasurer of the Company. Ms. Yang receives salary of $72,000 per year and received options to purchase 27,402 shares of Common Stock from the 1997 Stock Option Plan on July 1, 1997, which options are exercisable at $2.70 per share and expire July 1, 2007. As of March 31, 1998, 10,274 of such options were exercisable. From March 1997 to September 1997, Ms. Yang received was compensated at an annual salary of $45,600 per year. For the entire year ended March 31, 1998, Ms. Yang received $54,328.

(4) Mr. Tang was President of the Company until May 1997.

STOCK OPTION GRANTS

    The following table sets forth information regarding stock options granted during the year ended March 31, 1998 to the Named Executives.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------
                                                             PERCENT OF                                POTENTIAL REALIZABLE
                                                               TOTAL                                     VALUE AT ASSUMED
                                                              OPTIONS                                 ANNUAL RATES OF STOCK
                                             NUMBER OF        GRANTED                                 PRICE APPRECIATION FOR
                                            SECURITIES      TO EMPLOYEES    EXERCISE OR                    OPTION TERM
                                            UNDERLYING           IN         BASE PRICE    EXPIRATION  ----------------------
NAME                                      OPTIONS GRANTED   FISCAL YEAR       ($/SH)         DATE       5% ($)      10%($)
----------------------------------------  ---------------  --------------  -------------  ----------  ----------  ----------
Max Toghraie............................      126,046          32.84%          $2.70        7/1/07     $214,028    $542,389
James Ung(1)............................       98,645          25.70%          $2.70        7/1/07     $167,501    $424,480



------------------------

(1) James Ung is married to Mei Yang, Secretary, Treasurer and Director of the Company. During the last fiscal year, Ms. Yang received options to purchase 27,402 shares of Common Stock. Ms. Yang's options were 7.14% of the total options granted to employees in the last fiscal year. The exercise price on Ms. Yang's options is $2.70 per share. The expiration date of Ms. Yang's options is July 1, 2007. The potential realizable value at at assumed annual rates of stock appreciation for the option term is $46,529 at an assumed rate of 5% and $117,914 at an assumed rate of 10%.

YEAR END OPTIONS

    The following table sets forth information regarding unexercised options held by the Named Executives. No options were exercised during the year ended March 31, 1998:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                         VALUE OF IN-THE MONEY
                                                       NUMBER OF UNEXERCISED OPTIONS     OPTIONS AT FISCAL YEAR
                                                            AT FISCAL YEAR END                   END(1)
NAME                                                     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------  -----------------------------  ----------------------------
Max Toghraie.........................................          47,263/78,783               $108,704/$181,201
James Ung(2).........................................          36,989/61,656                $85,075/$141,808

------------------------

(1) There was no public market for the Company's Common Stock at fiscal year end. For purposes of valuing in-the-money options at fiscal year end, an assumed value of $5.00 per share for the Common Stock, which price is the initial public offering price of the Company's Common Stock, is used.

(2) Mr. Ung is married to Mei Yang, Secretary, Treasurer and Director of the Company. At the end of the last fiscal year, Ms. Yang had 10,274 unexercised exercisable options and 17,127 unexercised unexercisable options. The value of Ms. Yang's exercisable in-the-money options at fiscal year end was $23,630, and the value of Ms. Yang's unexercisable in-the-money options at fiscal year end was $39,392.

EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

    The Company has entered into an employment agreement with Max Toghraie to serve as Chief Executive Officer. The agreement is for an initial term of five years commencing July 1, 1997 and will automatically be extended for consecutive periods of one year unless the Company elects to terminate the agreement. Mr. Toghraie is entitled to an annual base salary of $192,000 and has been issued options to to purchase 126,046 shares of the Company's Common Stock at $2.70 per share pursuant to the Company's 1997 Stock Option Plan. The Company will also provide Mr. Toghraie with other customary benefits, including health, life and disability insurance, an automobile allowance and reimbursement for ordinary business expenses. If Mr. Toghraie's employment is terminated "without cause," all of his options immediately vest, and he will be entitled to receive a payment equal to the then effective base salary for the lesser of the remainder of the term of the agreement, and 24 months.

    The Company has entered into an employment agreement with James Ung to serve as President. The agreement is for an initial term of five years commencing July 1, 1997 and will automatically be extended for consecutive periods of one year unless the Company elects to terminate the agreement. Mr. Ung's base salary from July 1, 1997 until September 30, 1997 was $144,000 per annum, and effective September 30, 1997 increased to $192,000. Mr. Ung has been issued options to purchase 98,645 shares of the Company's Common Stock at $2.70 per share pursuant to the Company's 1997 Stock Option Plan. The Company will also provide Mr. Ung customary benefits, including health, life and disability insurance, an automobile allowance and reimbursement for ordinary business expenses. If Mr. Ung's employment is terminated "without cause" he will be entitled to receive a payment equal to the then effective base salary for the lesser of the remainder of the term of the agreement and six (6) months.

    The Company has entered into an employment agreement with Mei Yang to serve as Secretary and Treasurer. The agreement is for an initial term of five years commencing July 1, 1997 and will automatically be extended for consecutive periods of one year unless the Company elects to terminate the agreement. Ms. Yang's base salary from June 1, 1997 until September 30, 1997 was $45,600 per annum, and, effective September 30, 1997 increased to $72,000. Ms. Yang has been issued options to purchase 27,402 shares of the Company's Common Stock at $2.70 per share pursuant to the Company's 1997 Stock Option Plan. The Company will also provide Ms. Yang customary benefits, including health, life and disability insurance, an automobile allowance and reimbursement for ordinary business expenses.

    In May 1998, the Company also entered into an employment agreement with Mr. Schaffert which is terminable at will by either the Company or Mr. Schaffert. If the Company terminates Mr. Schaffert's employment without cause (as defined in the agreement) prior to May 1, 2000, Mr. Schaffert is entitled to receive as severance his salary through May 1, 2000. If, after May 1, 2000, the Company terminates Mr. Schaffert's employment agreement, Mr. Schaffert is entitled to receive as severance his base salary for six (6) months. Under the terms of this Agreement, Mr. Schaffert's annual base salary is $110,000. Mr. Schaffert is entitled to receive an annual merit bonus of up to 10% of his annual base salary upon satisfaction of certain criteria to be set by the Compensation Committee of the Board of Directors. Any bonus is within the discretion of the Compensation Committee of the Board of Directors. Upon voluntary termination of his employment with the Company, he shall receive all accrued salary, bonus and other benefits.

DIRECTOR COMPENSATION

    All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' and/or committee meetings and all directors who are not executive officers or employees of the Company currently receive a director's fee of $500 per meeting personally attended and $100 per meeting telephonically attended for service as a director. The directors have also received nonstatutory stock options, which, to date, have been approved by the entire Board of Directors. Future grants of stock options will be administered by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
                             DIRECTORS AND OFFICERS

    The following table sets forth certain information with respect to (i) each director and nominee for director of the Company, (ii) the named executive officers in the Summary Compensation Table on page 8, (iii) all directors and executive officers of the Company as a group as of July 29, 1998, including the number of shares of Common Stock beneficially owned by each of them, and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock. Unless otherwise indicated below, the business address of each individual is the same as the address of the Company's principal executive offices.

                                                                AMOUNT AND NATURE   PERCENT OF
                                                                  OF BENEFICIAL      CLASS OF
                                                                   OWNERSHIP OF       COMMON
EXECUTIVE OFFICERS                                               COMMON STOCK(1)       STOCK
--------------------------------------------------------------  ------------------  -----------
Max Toghraie(2)...............................................         61,046            *
James Ung(3) and Mei Yang(4)..................................      2,253,164          29.99%
Carl L. Wood(5)...............................................          4,998            *
Stephen T. Schaffert(6).......................................          3,332            *

DIRECTORS
--------------------------------------------------------------
Nancy Hundt(7)................................................      2,194,634          29.44%
David Tobey(8)................................................          7,421            *
Philip Alford(9)..............................................          3,000            *
All directors and executive officers as a group (7 persons)
  (10)........................................................      4,527,595          59.61%

------------------------

*   Less than 1%

(1) Includes shares issuable upon the exercise of options or warrants that are exercisable within 60 days of the date of this Proxy Statement. The shares underlying such options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Chief Executive Officer and director of the Company. Consists of 61,406 shares issuable upon exercise of options. Mr. Toghraie's address is 957 Lawson Street, Industry, California 91748

(3) President and director of the Company. Mr. Ung and Ms. Yang are married. Includes 47,776 shares issuable upon exercise of options. Mr. Ung's address is 957 Lawson Street, Industry, California 91748

(4) Secretary, Treasurer and director of the Company Ms. Yang and Mr. Ung are married. Includes 13,270 shares issuable upon exercise of options. Ms. Yang's address is 957 Lawson Street, Industry, California 91748

(5) Chief Financial Officer of the Company. Consists of 4,998 shares issuable upon exercise of options. Mr. Wood's address is 957 Lawson Street, Industry, California 91748.

(6) Chief Technology Officer of the Company. Consists of 3,332 shares issuable upon exercise of options. Mr. Schaffert's address is 957 Lawson Street, Industry, California 91748.

(7) Includes 2,516 shares issuable upon exercise of options. Ms. Hundt's address is 957 Lawson Street, Industry, California 91748.

(8) Consists of 7,421 shares issuable upon exercise of options. Mr. Tobey's address is 1545 Shadowtree Ct., Colorado Springs, Colorado 80921.

(9) Consists of 3,000 shares issuable upon exercise of options. Mr. Alford's address is 746 West Adams Boulevard, Suite 109, Los Angeles, California 90089.

(9) Includes 143,359 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Until March 1998 David Tobey, a director of the Company, was the founder and the President, Chief Executive Officer and a principal stockholder of Computer-Aided Software Integration, Inc. ("CASI"). CASI is a subsidiary of Datatec Systems, Inc. ("Datatec"), formerly known as Glasgal Communications, Inc. On March 9, 1998, Mr. Tobey resigned all positions with CASI and Datatec and sold his entire equity interest in CASI to Datatec. Although the Company believes that Mr. Tobey's departure from CASI and Datatec will have no adverse effect on the Company's relationship with CASI and Datatec, there can be no assurance that Mr. Tobey's resignation will not adversely effect the Company's working relationship with CASI and Datatec. During his employment at CASI and Datatec during which Mr. Tobey was a principal stockholder of CASI, the Company and CASI entered into (i) a license agreement (the "CASI

License") pursuant to which the Company received a worldwide, perpetual, royalty-free, nonexclusive (except as to the countries comprising South America (excluding Central America) and Malaysia where the license is exclusive for a term of five years) and non-transferable license to reproduce and use CASI's Integrator's Workbench Product Series ("IWPS") software including CASI's Configurator and router software products, and (ii) a reseller agreement (the "Reseller Agreement") pursuant to which the Company may market, distribute and support CASI's products throughout the world. The Company paid CASI a one-time license fee of $1,100,000. The license fee was paid (i) by delivering to CASI a non-interest bearing promissory note in the principal amount of $950,000 (the "CASI Note"), and (ii) a cash payment of $150,000 funded by a loan to the Company in such amount by an officer of Datatec (the "Datatec Loan") described below. In connection with its license of the Configurator software from CASI, the Company issued to CASI a contingent warrant (the "CASI Warrant") exercisable upon the Company's default on payment of the $950,000 principal amount then due under the CASI Note. The Company fully repaid the Datatec Loan and the CASI Note out of the proceeds of its Initial Public Offering in April 1998. The CASI License was fully paid and the Company has no further license fee obligations. Under the CASI License, the Company is entitled to receive maintenance for the Configurator software for a fee of $25,000 per annum, payable in equal quarterly installments. Maintenance is limited to debugging and delivery to the Company of any enhancements or upgrades to the Configurator software used internally by CASI or released by CASI to its customer base. The Company is also entitled to request that CASI provide enhancements and additional features on CASI's licensed Configurator system specified by the Company. CASI may develop such enhancements and features at CASI's expense and incorporate them as part of CASI's generally released Configurator software, or, if CASI declines to develop the enhancements and features at its own expense, the Company is able to require CASI to perform such development services at preferential rates and any resulting work product of CASI will be owned by the Company. If CASI ceases to provide support or enhancements or otherwise fails to perform its obligations to the Company, the Company's remedies include access to CASI's source code for the Configurator software. The Company's license to the Configurator software includes a license to modify and maintain the source code from and after such time, if any, as the Company receives access to the Configurator software source code.

    In connection with the Datatec Loan, the Company executed a promissory note (the "Datatec Note") in favor of the officer of Datatec who made the Datatec Loan. The Datatec Note provided that the Company pay $50,000 on November 31, 1997 and $100,000 on February 28, 1998. The Datatec Note was fully paid out of the proceeds of the initial public offering of the Common Stock of the Company in April 1998.

    The $950,000 principal amount of the CASI Note exceeded 5% of the Company's total assets at the end of the fiscal year.

    Under the Reseller Agreement, the Company has an exclusive right for a period of five years to resell CASI's licensed software in South America (excluding Central America) and Malaysia and a non-exclusive worldwide right (i) to market, distribute, license and support the CASI's Configurator software in object-code form, and (ii) to use CASI's Configurator software to provide services to the Company's customers and sublicensees. CASI has agreed that it will not enter into any agreement with a third party which provides for the right to license or resell the CASI's Configurator software products in the countries comprising Asia, the Pacific Rim, Japan or Australia without allowing the Company a first right of refusal to create an agreement with such third party as a distributor and/or sub-licensee and/or first offering the Company the right to license or resell on terms and conditions, including price, equivalent to those contained in the proposed third party agreement. CASI has retained the right to use its software in Malaysia and South America only for CASI's own configuration centers.

    At the time the Company enterred into the CASI License and the Reseller Agreement and executed the CASI Note and the Datatec Note, Stephen T. Schaffert, Chief Technology Officer of the Company, was Configuration Centers Manager for CASI.

    The Company loaned approximately $40,000 aggregate principal amount to Mr. Max Toghraie, the Chief Executive Officer of the Company and a director, in exchange for a promissory note dated February 12, 1997, at a rate of 5.7% per annum. The loan was fully repaid on June 16, 1997.

    For the year ended March 31, 1998, the Company had sales of approximately $1.39 million to and purchases of approximately $598,200 from Samax Technology, Inc. ("Samax"), a Company owned by the mother of Mr. Max Toghraie and Mr. Jeff Toghraie. At March 31, 1998, the Company had approximately $92,000 and $0 included in trade receivables and accounts payable, respectively, attributed to

Samax. Although the Company is not currently making purchases from or sales to Samax, if the Company determines that resuming purchases from or sales to Samax in the future would be in the best interests of the Company, any such future transactions would be negotiated on an arms-length basis and on terms and conditions at least as favorable to the Company as those which would be obtained from competitors of Samax.

    The Company purchased 200,000 shares and 100,000 warrants in Evolutions, Inc. ("Evolutions") for $100,000 which, at March 31, 1997, was personally guaranteed by Max Toghraie. This guarantee was recorded as a receivable from a director, Max Toghraie. Subsequent to June 13, 1997, the Board of Directors and shareholders voted to release Max Toghraie from this guarantee as partial inducement for Max Toghraie to accept additional management responsibilities at the Company, including agreeing to become the Chief Executive Officer. The Company determined, due to significant cash flow difficulties encountered by Evolutions, that its investment is worthless. Accordingly, the Company recognized a one-time loss of $100,000 during the first quarter of 1997 which was included in selling, general and administrative expenses.

    In June 1997, Mr. James Ung and Ms. Mei Yang signed individual guarantees of the Company's credit facility with Finova Capital Corporation, which facility was $7.5 million at March 31, 1998. As of March 31, 1998, the Company had a payable to Finova Capital Corporation of approximately $5,853,429.

    On December 3, 1997, the Company executed a lease for approximately 21,900 square feet of office and warehouse space in Industry, California. The lease term is three years, and the base rent is $11,169 per month. On December 3, 1997, James Ung and Mei Yang signed an individual guarantee (the "Guarantee") of the Company's obligations under the lease. The Guarantee terminated upon the date the Company became a public company.

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


Date:           July 29, 1998      By:     /s/ MAX TOGHRAIE
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

     Signature                     Title                    Date
     ---------                     -----                    ----


 /s/ MAX TOGHRAIE             Chief Executive Officer       July 29, 1998
----------------------------  and Director (Principal
     Max Toghraie             Executive Officer)

          *                   President and Director        July 29, 1998
----------------------------
     James Ung

          *                   Chief Operating Officer       July 29, 1998
----------------------------
     Jeff Toghraie

          *                   Chief Financial Officer       July 29, 1998
----------------------------  (Principal Financial and
     Carl L. Wood             Accounting Officer)

          *                   Secretary, Treasurer and      July 29, 1998
----------------------------  Director
     Mei Yang

          *                   Director                 July 29, 1998
----------------------------
     Nancy Hundt

          *                   Director                 July 29, 1998
----------------------------
     David Tobey

          *                   Director                 July 29, 1998
----------------------------
     Philip J. Alford


  * By: /s/ MAX TOGHRAIE
       -------------------------------
        Max Toghraie, Attorney-in-fact