Form 10-Q
period 1998-06-30
CUMETRIX DATA SYSTEMS CORP
filed 1998-08-14
CIK 1051067

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  957 Lawson Street, Industry, California 91748
                  ---------------------------------------------
                     (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code: (626) 965-6899

                                        NONE
        -------------------------------------------------------------------
        (Former name, address and fiscal year if changed since last report)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes /X/ No/ /

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date: 7,452,500 shares of Common Stock, without par value, as of August 14, 1998.

                            CUMETRIX DATA SYSTEMS CORP.
                                       INDEX



PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
          1.   Condensed Balance Sheets - June 30, 1998 (unaudited) and
               March 31, 1998                                                  3
          2.   Condensed Statements of Operations - Three Months Ended
               June 30, 1998 and 1997 (unaudited)                              4
          3.   Condensed Statements of Cash Flows - Three Months Ended
               June 30, 1998 and 1997 (unaudited)                              5
          4.   Notes to Financial Statements  (unaudited)                      6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                      7

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              24

     ITEM 2.   CHANGES IN SECURITIES                                          24

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                27

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          27

     ITEM 5.   OTHER INFORMATION                                              27

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               27

     SIGNATURES                                                               27

                                       2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         CUMETRIX DATA SYSTEMS CORP.
                               BALANCE SHEETS


  ASSETS                                                    June 30,             March 31,
                                                              1998                 1998
                                                           -----------          -----------
                                                           (unaudited)
  CURRENT ASSETS:
      Cash and cash equivalents. . . . . . . . . . . .     $12,129,318          $ 4,415,690
      Trade receivables, net of allowance for
        doubtful accounts of $84,000 and $57,000
        at June 30, 1998 and March 31, 1998, respectively    4,759,814            3,885,803
      Inventories. . . . . . . . . . . . . . . . . . .       4,407,368            2,001,597
      Deferred taxes . . . . . . . . . . . . . . . . .          65,297              133,647
      Prepaid expenses . . . . . . . . . . . . . . . .         196,466               45,983
                                                           -----------          -----------
                Total current assets . . . . . . . . .      21,558,263           10,482,720
                                                           -----------          -----------
  FIXED ASSETS, net. . . . . . . . . . . . . . . . . .         135,614               87,538
  DEFERRED OFFERING COSTS. . . . . . . . . . . . . . .          -                   514,927
  CAPITALIZED PURCHASED SOFTWARE COSTS . . . . . . . .       1,100,000            1,100,000
                                                           -----------          -----------
                Total Assets . . . . . . . . . . . . .     $22,793,877          $12,185,185
                                                           -----------          -----------
                                                           -----------          -----------

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts payable . . . . . . . . . . . . . . . .     $ 9,559,228          $ 7,822,652
      Accrued expenses . . . . . . . . . . . . . . . .         172,397              641,844
      Income taxes payable . . . . . . . . . . . . . .          -                   717,013
      Current portion of long-term debt. . . . . . . .           3,790            1,203,707
                                                           -----------          -----------
         Total current liabilities . . . . . . . . . .       9,735,415           10,385,216
                                                           -----------          -----------
  LONG-TERM DEBT, net of current portion . . . . . . .           7,885                8,864
                                                           -----------          -----------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
    Preferred stock, no par value: Authorized, 2,000,000
      shares; issued and outstanding, none . . . . .             -                    -
    Common stock, no par value: Authorized, 20,000,000
      shares; issued and outstanding, 7,452,500 and
      4,750,000 at June 30, 1998 and March 31, 1998,
      respectively . . . . . . . . . . . . . . . . . .      12,273,412            1,042,589
    Retained earnings. . . . . . . . . . . . . . . . .         777,165              748,516
                                                           -----------          -----------
         Total shareholders' equity. . . . . . . . . .      13,050,577            1,791,105
                                                           -----------          -----------
         Total liabilities and shareholders' equity. .     $22,793,877          $12,185,185
                                                           -----------          -----------
                                                           -----------          -----------

     The accompanying notes are an integral part of these balance sheets.

                         CUMETRIX DATA SYSTEMS CORP.
                          STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                            June 30,
                                                       1998           1997
                                                   -----------     -----------
                                                           (unaudited)
 NET SALES. . . . . . . . . . . . . . . . . . .    $18,414,526     $10,847,145
 COST OF PRODUCTS . . . . . . . . . . . . . . .     17,982,616      10,423,376
                                                   -----------     -----------
     Gross profit . . . . . . . . . . . . . . .        431,910         423,769
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .        528,852         312,244
                                                   -----------     -----------
     Income (Loss) from operations. . . . . . .        (96,942)        111,525
 INTEREST EXPENSE . . . . . . . . . . . . . . .         (1,880)         (1,027)
 INTEREST INCOME  . . . . . . . . . . . . . . .        147,971             550
                                                   -----------     -----------
     Income before provision for income taxes .         49,149         111,048
 PROVISION FOR INCOME TAXES . . . . . . . . . .         20,500          44,500
                                                   -----------     -----------
 NET INCOME . . . . . . . . . . . . . . . . . .         28,649          66,548
                                                   -----------     -----------
 BASIC AND DILUTED EARNINGS PER SHARE . . . . .    $      0.00     $      0.01
                                                   -----------     -----------
                                                   -----------     -----------

     The accompanying notes are an integral part of these statements.

                         CUMETRIX DATA SYSTEMS CORP.
                           STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended
                                                                         June 30,
                                                                    1998          1997
                                                                -----------     ---------
                                                                        (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . .        $   28,649    $   66,548
    Adjustments to reconcile net income to net cash
      and cash equivalents used in operating activities:
                Depreciation and amortization . . . . . .             2,250           950
                Provision for doubtful accounts . . . . .            27,000        15,000
                Loss on receivable from director  . . . .             -           100,000
          Changes in assets and liabilities:
                Trade receivables . . . . . . . . . . . .          (901,011)   (1,958,044)
                Inventories . . . . . . . . . . . . . . .        (2,405,771)     (409,161)
                Deferred taxes. . . . . . . . . . . . . .            68,350         -
                Prepaid expenses. . . . . . . . . . . . .          (150,483)       (5,021)
                Accounts payable. . . . . . . . . . . . .         1,736,576     1,966,047
                Accrued expenses. . . . . . . . . . . . .          (469,447)       (4,901)
                Income taxes payable. . . . . . . . . . .          (717,013)        -
                                                                -----------     ---------
                Net cash (used) by operating
                    activities  . . . . . . . . . . . . .        (2,780,900)     (228,582)
                                                                -----------     ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets . . . . . . . . . . . . . . .          (50,326)       (4,101)
   Receivables from related parties. . . . . . . . . . . .            -            39,700
                                                                -----------     ---------
                Net cash provided (used) in
                    investing activities . . . . . . . . .          (50,326)       35,599
                                                                -----------     ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net  . . . . . .       11,230,823         -
   Payments on bank borrowings . . . . . . . . . . . . . .           -              (821)
   Payments on long-term debt  . . . . . . . . . . . . . .       (1,200,896)        -
   Proceeds from stock issuance  . . . . . . . . . . . . .            -           300,000
   Deferred offering costs   . . . . . . . . . . . . . . .          514,927        -
                                                                -----------     ---------
                Net cash provided by
                   financing activities  . . . . . . . . .       10,544,854       299,179
                                                                -----------     ---------
 NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .       7,713,628       106,196
 CASH AND CASH EQUIVALENTS, beginning of period . . . . . .       4,415,690       479,796
                                                                -----------     ---------
 CASH AND CASH EQUIVALENTS, end of period . . . . . . . . .     $12,129,318     $ 585,992
                                                                -----------     ---------
                                                                -----------     ---------

     The accompanying notes are an integral part of these statements.

                         CUMETRIX DATA SYSTEMS CORP.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)



1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchanges Commission (SEC). These statements should be read in conjunction with the Company's March 31, 1998 audited financial statements and notes thereto included in the Company's Form 10-K dated June 5, 1998, including all amendments thereto. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

2. Earnings Per Common Share

     Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of outstanding stock options (applying the treasury stock method). Earnings per share amounts for 1997 have been restated to reflect the adoption of SFAS No. 128.

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three month periods ended June 30, follows:


                                                       1998         1997
                                                    ---------    ---------
  Weighted average number of common shares
     outstanding-Basic                              7,196,271    4,494,329
  Dilutive effect of outstanding stock options        252,021       -
                                                    ---------    ---------
  Weighted average number of common shares
      outstanding-Diluted                           7,448,292    4,494,329
                                                    ---------    ---------
                                                    ---------    ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY/CASH FLOWS OF THE COMPANY FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND THE COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER FACTORS, THE FACTORS SET FORTH UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS" BELOW.

Overview

     The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software peripherals ("Computer Products"). In December of 1996, the Company entered the system configuration business. This process required certain organizational and operational changes to effectively position the Company as a provider of configuration and integration solutions to various levels within the distribution, integration and end-user markets.

     In order to enhance its competitive advantage in the systems integration market, the Company has entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's Automated Custom System Assembly Solution (the "ACSA Solution"). The Company paid CASI a one-time license fee of $1.1 million. The license fee was paid (i) by delivering to CASI a non-interest bearing promissory note in the principal amount of $950,000 (the "CASI Note"), and
(ii) a cash payment of $150,000 advanced by an officer of Datatec Systems, Inc. ("Datatec"), CASI's parent, and evidenced by a promissory note (the "Datatec Note") of the Company in favor of such officer of Datatec. The payments under the CASI Note were capitalized and will be amortized starting when the configurator software is placed in service over the useful life of the software, which, for accounting purposes, is currently estimated to be between three and five years.

     Competitive factors in the Computer Products market include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies from major manufacturers and reduced demand in the overall personal computer industry. These factors can in part be traced to the economic slow-down in Asia and excess worldwide build up of personal computers in the first calendar quarter of 1998. The Company expects that these factors will continue to sustain pricing pressures at least until fall of 1998 and possibly longer. As a result of these pricing pressures, the Company's margins have been pressured and the Company has declined to compete for certain lower margin business. However, the Company will need to continually provide competitive prices, superior product selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results may be adversely affected.

     Also, the Company's business is subject to certain quarterly influences. Net Sales and operating profits are generally higher in the third fiscal quarter due to the purchasing patterns of personal computer integrators and resellers and are generally lower in the first and second fiscal quarters due primarily to lower industry shipments.

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the quarters ended June 30, 1998 and 1997. The Company has a limited history of operations.

Results of Operations

THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

 NET SALES. Net sales for the quarter ended June 30, 1998 were $18,414,526 compared to $10,847,145 in the previous year. This increase of $7,567,381 or 69.8% in net sales is attributable to growth of the Company's sales force from 6 to 9 individuals at the end of 1997 and 1998, respectively, and an increase in the Company's available combined purchasing credit (including its vendor credit and a line of credit from Finova Capital Corporation (the "Finova Line"), from $3.2 million to $16.5 million (as a 90 day average available credit for the respective periods) which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

 COST OF PRODUCTS. Cost of products increased $7,559,240 from $10,423,376 to $17,982,616 for the quarter ended June 30, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

 GROSS PROFIT. Gross profit for the quarter ended June 30, 1998 was $431,910 compared to $423,769 in the quarter ended June 30, 1997. Gross profit as a percentage of net sales was 2.3% for the quarter ended June 30, 1998 compared to 3.9% for the quarter ended June 30, 1997. This represents a 40% decrease in gross profit, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for quarter ended June 30, 1998 were $528,852 compared to $312,244 for the quarter ended June 30, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                       Three Months Ended
                                                           June 30,
                                                       1998          1997
                                                    ----------    ---------
 Payroll                                            $  270,354    $ 147,708
 Commissions                                            48,113       23,402
 Write-off of related party receivable                       -      100,000
 Bad debt                                               27,000       15,000
 Rent                                                   37,675       11,904
 Other (under 5%)                                      145,710       14,230
                                                    ----------    ---------
    Total                                           $  528,852    $ 312,244
                                                    ----------    ---------
                                                    ----------    ---------

     The increase of $216,608 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. The Company's salaries of its executive officers are at levels the Company believes to be commensurate with current market value compared to the quarter ended June 30, 1997. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. Other SG&A costs in the quarter included rent in a larger facility, legal and accounting costs, and costs related to the development of the automated custom systems assembly solution.

Interest Income

     Interest income of $147,971 for the quarter ended June 30, 1998 is primarily due to interest income earned on the investment of proceeds from the Bridge Financing and proceeds from the initial public offering.

Net Income

     Net income for the quarter ended June 30, 1998 was $28,649 compared to $66,548 for the quarter ended June 30, 1997. The decrease of $37,899 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

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

Liquidity and Capital Resources

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank financing, vendor credit lines, the sale of equity and the Bridge Financing (as defined below).

     On April 8, 1998, the Company's initial public offering (the "Initial Public Offering") of 2,702,500 shares of Common Stock at $5 per share including overallotment of 352,500 shares provided net proceeds (after deducting issuance costs) of $11,200,000.

     In the third quarter of fiscal year 1998, the Company completed a financing (the "Bridge Financing") consisting of the sale of 20 units generating gross proceeds of $1 million (net proceeds of approximately $678,000). Each unit was comprised of : (i) an unsecured promissory note (the "Bridge Notes") of the Company in the principal amount of $20,000 (ii) 15,000 shares of Common Stock of the Company, and (iii) 5,000 Bridge Warrants of the Company, at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the Bridge Warrants were issued. The Company repaid $250,000 of the principal amount of the CASI Note and $50,000 of the Datatec Note out of the proceeds of the Bridge Financing. The Company paid the remainder of its indebtedness under the CASI note, the Datatec Note and the Bridge Notes from proceeds of the Initial Public Offering.

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation. Purchases are collateralized by inventory and accounts receivable. Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with this line are charged by Finova to the Company's vendors. This arrangement is personally guaranteed by two officers of the Company. At June 30, 1998, the Company's Finova line was $7.5 million and the Company had a payable to Finova Capital Corporation of approximately $7,013,999 included in accounts payable.

     Net cash used by operating activities during the quarter ended June 30, 1998 was primarily attributable to an increase in trade receivables, inventories and decreases in accrued expenses and income taxes payable offset by an increase in accounts payable. Net cash provided by financing activities in the quarter ended June 30, 1998 was due primarily to proceeds from the Company's initial public offering, offset by payments on notes and deferred offering costs.

     The Company believes that current funds and cash generated from operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year. The Company plans to spend approximately $1,800,000 for its implementation of its Automated Custom System Assembly Solutions for marketing, salaries and capital expenditures over the next 12 months. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders.

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

    PRODUCT MIX; RISK OF DECLINING PRODUCT MARGINS. The Company's gross profit margins have increased from 3.1% to 4.2% in the years ending March 31, 1997 and 1998, respectively, due to a number of factors, including strong product demand, the ability of the Company to obtain favorable pricing, and a sales mix of products with higher profit margins. However, as a result of sustained industry oversupply and resulting pricing pressures, the Company's gross profit percentage decreased from 3.9% for the three months ended June 30, 1997 to 2.3% for the three months ended June 30, 1998. Given the significant levels of competition that characterize the Computer Products market, especially desktop hard drive market, and recent pricing pressures and oversupply conditions, there can be no assurance that the Company will maintain the current gross profit margins or be able to achieve further increases in profit margins. From time to time, product margins will also be reduced as a result of marketing strategies implemented by the Company. For instance, introductory pricing implemented by the Company to develop market awareness of product lines, particularly disk drives, of vendors new to the Company will have an adverse effect upon gross profit margins and, potentially, earnings during the period promotional pricing is offered. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to maintain or increase its profit margins and sales levels could have a material adverse effect on the Company's results of operations and prospects for future growth.

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

    ASIAN MARKET INSTABILITY. Economies and financial markets in Asia have recently experienced significant turmoil. A non-material portion of the Company's revenues are derived from sales to businesses which primarily export Computer Products to Asian customers, and certain of the Company's vendors are based in Korea, Japan and other Asian countries. The recent turmoil in the Asian financial markets has not had a material impact on the Company's sales orders or the Company's ability to obtain products from its Asian vendors. The financial instability in these regions has had an adverse impact on the financial position of end-users in the region which has been a contributing factor to the oversupply condition and pricing pressures currently impacting the Company (because Asian vendors have channeled excess inventory into the North American market at reduced prices and have reduced component demand from domestic manufacturers who export to Asia) and could also impact future orders from the Company's customers and/or the ability of such end users to pay the Company's customers, which could also impact the ability of such customers to pay the Company. If the Company's customers who export into Asia are unable to maintain export sales or current margins on such export sales, the Company's sales and/or sales margins may be adversely affected. Additionally, if the Company's vendors in these regions are unable to continue to supply the Company, the Company may be adversely impacted.

    DEPENDENCE UPON RELATIONSHIPS WITH VENDORS. A key element of the Company's past success and future business strategy involves the establishment of relationships with certain major distributors and Computer Product manufacturers. Purchases from these vendors account for the majority of the Company's aggregate purchases for fiscal 1997, for the year ended March 31, 1998 and the present quarter ended June 30, 1998. For the year ended March 31, 1998, DSS Technology Distribution Partners, Inc. ("DSS"), a master distributor of hard drives to the Company, accounted for 64% of the Company's purchases. Certain of these vendors provide the Company with substantial incentives in the form of rebates passed through from the manufacturer, discounts, credits and cooperative advertising. There can be no assurance that the Company will continue to receive such incentives in the future. Other than ordinary purchase orders, the Company does not have written supply, distribution or franchise agreements with any of its Computer Product vendors. Although the Company believes that it has established close working relationships with its principal vendors, the Company's success will depend, in large part, on maintaining these relationships and developing new vendor relationships for its existing and future product and service lines. Because the Company does not have written contracts with any of its vendors, there can be no assurance that the Company will be able to maintain these relationships. Periodically, Computer Product suppliers consolidate their distribution networks and otherwise restructure or limit their distribution channels. There can be no assurance that the Company will continue to be selected to resell products by its principal vendors. Termination or interruption of such relationships or modification of the terms the Company receives from these vendors would materially adversely affect the Company's financial position, operating results, and cash flows.

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

    POSSIBLE ADDITIONAL FINANCING REQUIRED. The Company's business is capital intensive in that the Company is required to finance the purchase of Computer Products in order to fill sales orders. In order to obtain necessary capital, the Company relies primarily on unsecured vendor credit lines and the Finova Line provided by Finova Capital Corporation ("Finova") that is collateralized by accounts receivable and inventory. As a result, the amount of credit available to the Company may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the computer industry, interest rate fluctuations and the lending or credit policies of the Company's lenders and vendors. Many of these factors are beyond the Company's control. Further, the Company must obtain Finova's written permission prior to arranging other financing, and Finova may require certain acknowledgments and undertakings from other lenders. There can be no assurance that Finova will permit additional financing or that other lenders will provide the acknowledgments and undertakings Finova may require. Any decrease or material limitation on the amount of capital available to the Company under its financing arrangements or vendor credit lines will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results, and cash flows. In addition, while the Company does not have significant exposure to interest rate fluctuations under its current financing, any significant increases in interest rates will increase the cost of possible future financing to the Company which would have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will be available to the Company in the future. The inability of the Company to have continuous access to such financing at reasonable costs would severely and adversely impact the Company's financial position, operating results, and cash flows.

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

    UNCERTAINTY OF COMMERCIALIZATION OF THE ACSA SOLUTION; IMPORTANCE OF ACSA TO GROWTH. The Company's ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in the Company's ability to improve its operating margins and remain competitive. The Company's ability to market the ACSA Solution successfully will depend on the Company convincing potential customers of the benefits of the ACSA Solution. The Company has only recently commenced marketing the ACSA Solution. The Company is currently constructing its first ACSA Center located in Industry, California. No ACSA Center is currently in operation and the Company currently has no sales revenue attributable to the ACSA Solution or an ACSA Center. Although the Company is engaged in negotiations and discussions with a number of potential customers, there can be no assurance that any such discussions will lead to significant sales of the ACSA Solution, or that the ACSA Solution will attain market acceptance. Although the Company will devote a substantial portion of the proceeds of the Company's April 1998 initial public offering to the implementation and marketing of ACSA Solution services, there can be no assurance that the commitment and use of such funds will result in successful implementation, marketing and sales of ACSA Solution services. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or any significant delays in introduction of ACSA services, could have a material adverse effect on the Company's business, operating results and financial condition.

    LENGTHY SALES AND IMPLEMENTATION CYCLES FOR ACSA. The Company believes that the purchase of the Company's ACSA Solution services will entail an enterprise-wide decision by prospective customers and require the Company to engage in a lengthy sales cycle, estimated at between three and twelve months, as the Company will be required to provide a significant level of education to prospective customers regarding the use and benefits of the Company's ACSA Solution services and products. Also, the purchase of ACSA Solution services will often depend upon the successful coordination of marketing, system design and installation efforts by the Company, end-user customers and others with influence over the purchase decisions of the Company's customers such as consultants, Value Added Resellers ("VARs") and System Integrators ("SIs"). Purchase decisions will generally occur only after significant internal analysis by each customer and will be subject to competition with other capital spending priorities of certain customers. As a result, the sales and customer implementation cycles will be subject to a number of significant delays over which the Company has little or no control. Delay in the sale or customer implementation of a limited number of transactions could have a material adverse effect on the Company's business and results of operations and could cause the Company's operating results to vary significantly from quarter to quarter.

    DEPENDENCE ON CASI FOR DEVELOPMENT AND ENHANCEMENT OF CONFIGURATION SOFTWARE. Under the Company's non-exclusive license and reseller agreements with Computer-Aided Software Integration, Inc. ("CASI"), CASI retains the source code of the Configurator software required to operate the automated software configuration functions of the Company's planned ACSA Solution and ACSA Centers, and retains all rights to modify and enhance the Configurator-TM- software. CASI has agreed to provide the Company with all enhancements and upgrades to the Configurator software used internally or distributed by CASI to its customers, and to develop additional enhancements requested by the Company at the Company's sole expense. Any enhancements requested by the Company and implemented by CASI at CASI's expense may be incorporated in the generally distributed version of CASI's software. If CASI determines not to fund development of an enhancement then CASI must prepare the enhancement at pre-agreed rates and ownership of the requested enhancement will belong to the Company. Failure by CASI to promptly and adequately perform its obligations under its license agreement with the Company would have a material adverse effect on the Company. Furthermore, there can be no assurance that CASI will fully comply with its contractual obligations to the Company, that CASI will dedicate sufficient software development capacity to satisfy the Company's requirements, or that the Company's remedies in the event CASI does not perform its obligations will be adequate. The Company has no capability to internally develop any enhancements or upgrades. Failure or delay by CASI to fulfill the Company's anticipated needs for enhancement and upgrading of the Configurator software would adversely affect the Company's ability to market ACSA services and to become and remain competitive in the software configuration market. In the event that CASI fails to meet its obligations under the license, the Company has, among other rights, the contractual right to the source code underlying the software, but there can be no assurance that the Company will be able to obtain the source code in a timely manner, if at all, because CASI is in possession of the only copies of the source code. Even if the Company is able to obtain the source code under such circumstances, internal maintenance and enhancement of the source code could place a significant financial burden on the Company.

    LIMITED MARKETING CAPABILITIES. The Company's operating results will depend to a large extent on its ability to successfully market the ACSA Solution services to personal computer manufacturers and multi-user system buyers. The Company currently has limited marketing capability. The Company has used and intends to use a portion of the proceeds of its April 1998 initial public offering to hire additional sales and marketing personnel and outside consultants to market the ACSA Solution. There can be no assurance that any marketing efforts undertaken by the Company will be successful or will result in any significant sales of the ACSA Solution.

    MANAGEMENT OF GROWTH. The Company has grown rapidly since inception in April 1996, with net sales reaching $25,940,203 in the Company's first fiscal year and reaching $72,495,474 for the year ended March 31, 1998, and employees increasing from 3 at inception to 33 at June 30, 1998. Implementation of the Company's business plan, including implementation of ACSA Solution services and the general strains of the Company's growth will require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's business, operating results and financial condition.

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

    CONSTRUCTION OF FIRST ACSA CENTER. The Company has applied approximately $120,000 of the net proceeds from the initial public offering to complete construction of and to equip its first ACSA Center. The first ACSA Center is expected to be completed by the end of August 1998. Any significant delay in completion of the ACSA Center could result in delays in the commencement of sales of assembly and custom software configuration services and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the ACSA Center will be available on time or that the Company will be successful in timely hiring and training engineers and technicians necessary to commence operations of the ACSA Center. Any such delay would delay the Company's ability to commence offering the ACSA Solution and have a material adverse effect upon the Company's business, operating results and financial condition.

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

    COMPETITION. The Company faces intense competition, both in its selling efforts and purchasing efforts, from the significant number of companies that configure and/or assemble personal computers, manufacture or distribute disk drives and offer software configuration services. Many of these companies, such as CompuCom Systems, Inc., CDW Computer Centers, Inc., Vanstar Corp. and Inacom, Inc. in the Computer Products distribution market, large computer manufacturers such as IBM Corp. and Compaq Computer Corporation, which provide custom configuration and automated software configuration for standardized systems, large distributors such as Ingram Micro Inc., Vanstar Corp., En Point Technologies, Inc., Microwarehouse, Inc. and CompuCom Systems, Inc. in the systems integration and network services market, have substantially greater assets and possess substantially greater financial and personnel resources than those of the Company and may develop software, or services or products which are comparable to the ACSA Solution. Many competing distributors also carry or offer brands or product lines which the Company does not carry. Generally, large disk drive and personal computer component manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, disk drive and component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or pressure on margins. In addition, CASI and/or Datatec Systems Inc. ("Datatec"), formerly known as Glasgal Communications, Inc., the parent corporation of CASI, may directly enter into the Company's integration and configuration markets using the software the Company has licensed from CASI. While the Company knows of no operating division or subsidiary of Datatec that is currently competing in the Company's markets, there can be no assurance that Datatec will not decide to directly compete with the Company in the future. Further, the terms of the Company's license agreement with CASI allows CASI to license the software used in the ACSA Solution and the ACSA Centers to new or existing direct competitors of the Company. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

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

    POSSIBLE ISSUANCE OF PREFERRED STOCK; BARRIERS TO TAKEOVER. The Company's Articles of Incorporation authorize the issuance of up to 2,000,000 shares of Preferred Stock. No shares of Preferred Stock of the Company are outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, because the rights and preferences for any series of Preferred Stock may be set by the Company's Board of Directors in its sole discretion, the rights and preferences of any such Preferred Stock are likely to be superior to those of the Common Stock and thus could adversely affect the rights of the holders of Common Stock. The Company currently has no commitments or contracts to issue any additional securities. Any securities issuances might result in a reduction in the book value or market price of the outstanding shares. Further, any new issuances could be used for anti-takeover purposes or might be used as a method of discouraging, delaying or preventing a change of control of the Company. Additionally, certain provisions of the Company's Articles of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

    NO DIVIDENDS ANTICIPATED. The Company has never declared or paid dividends on its Common Stock. The Company does not intend for the foreseeable future to declare or pay any cash dividends and intends to retain earnings, if any, for the future operation and expansion of the Company's business.

    DELISTING FROM THE NASDAQ SMALLCAP MARKET; POTENTIAL PENNY STOCK CLASSIFICATION. The Company's Common Stock is quoted on The Nasdaq SmallCap Market and listed on the Boston Stock Exchange. However, there can be no assurance that a trading market for the Common Stock will be maintained.
No assurance can be given that the Company will be able to satisfy the criteria for continued quotation on The Nasdaq SmallCap Market or the criteria for continued listing on the Boston Stock Exchange. Failure to meet the maintenance criteria in the future may result in the Common Stock not being eligible for quotation or listing. If the Company were removed from The Nasdaq SmallCap Market and the Boston Stock Exchange, trading, if any, in the Common Stock would thereafter have to be conducted in the over-the-counter market in so-called "pink sheets" or, if then available, the OTC Bulletin Board. As a result, holders of the Common Stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

     In addition, if the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the Securities Exchange Commission (the "Commission"), any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of shareholders to sell their securities in the secondary market. There can be no assurance that the Common Stock will not be delisted or treated as a penny stock.

    ELIMINATION OF CUMULATIVE VOTING. The Articles of Incorporation of the Company provide that at such time as the Company has (i) shares listed on the New York Stock Exchange or the American Stock Exchange, or (ii) securities designated for trading as a national market security on the National Association of Securities Dealers Automatic Quotation System (or any successor national market system) if the Company has at least 800 or more holders of its Common Stock as of the record date of the Company's most recent annual meeting of shareholders, the cumulative voting rights of shareholders will cease. The Company believes that it has more than 800 holders of its Common Stock. If the Company has shares listed on the New York Stock Exchange or the American Stock Exchange, or designated for trading as national market securities on The Nasdaq National Market System, cumulative voting rights of shareholders will cease. The Company has applied for quotation of its Common Stock on the Nasdaq National Market System, which application is pending. There can be no assurance that the Company will be approved for quotation on the Nasdaq National Market System or, if approved, that it will satisfy the criteria for continued quotation on the Nasdaq National Market System. Elimination of cumulative voting will have the effect of making it more difficult for minority shareholders to obtain representation on the Board of Directors.

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

    DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS. This report includes "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, the statements under "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's strategies, plans, objectives and expectations; the Company's ability to provide custom assembly, configuration and distribution services of computer equipment and peripherals to technology companies; the ability of the Company to establish and operate an ACSA Center and to automate its custom configuration process and systems integration solutions for its customers; the ability of the Company to successfully market the ACSA Solution; the ability of the Company to develop processes to position itself as a low-cost leader for outsourcing system assembly and distribution services; the Company's future operating results; and other matters are all forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that those expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in these "Cautionary Statements and Risk Factors," as well as elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these "Cautionary Statements and Risk Factors."

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     The Company is periodically subject to legal actions which arise in the ordinary course of its business. The Company does not believe that any pending action is material to its results of operation or financial condition.

ITEM 2.   CHANGES IN SECURITIES

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

     The Offering commenced on April 8, 1998 and the sale of 2,350,000 shares closed on April 14, 1998, with the sale of an additional 352,500 shares (the "Option Shares" and, together with the Firm Shares, the "Shares") closing on April 23, 1998 (which were sold by the Company upon the exercise of the over-allotment option granted to the underwriters). All the Shares were sold in the Offering at an aggregate price of $5.00 per share, for aggregate proceeds of $13,512,500. After deducting underwriting discounts and commissions of $0.4625 per share, and other issuance costs, the Company received net proceeds of $11,200,000. On April 14, 1998, the Company also received $0.001 per warrant, for an aggregate of $23.50, in consideration of unregistered 5-year warrants to purchase 235,000 shares of Common Stock at an initial exercise price of 165% of the Offering price, exercisable one year after the effective date of the Registration Statement, granted to the Managing Underwriter in connection with the Offering. See "Recent Sales of Unregistered Securities."

     As of June 30, 1998, the Company had used the proceeds from the Offering as follows: (i) payment of $1,200,000 in satisfaction of the CASI Note, the Datatec Note and the Bridge Notes and (ii) - $50,000 to purchase fixed assets. The remaining $9,950,000 of the proceeds from the Offering had not yet been applied as of June 30, 1998.

RECENT SALES OF UNREGISTERED SECURITIES.

     On April 14, 1998, in connection with the Company's April 1998 initial public offering (the "Offering"), the Company issued five (5) year warrants (the "Representative's Warrants") to purchase 235,000 shares of Common Stock to Joseph Stevens & Company, Inc., the managing underwriter of the Offering of the Common Stock of the Company, for nominal consideration of $23.50, or $.0001 per warrant. The Representative's Warrants are exercisable at any time during a period of four (4) years commencing twelve months after the effective date of the Registration Statement at a price equal to 165% of the Offering price per share and are restricted from sale, transfer, assignment, or hypothecation for a period of twelve months from the effective date of the Registration Statement, except to officers of the underwriters. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as a transaction not involving any public offering.

     On November 26, 1997, the Company issued warrants to purchase 35,000 shares of Common Stock to Joseph Stevens & Company, Inc. (the "Placement Agent Warrants"). The Placement Agent's Warrants were sold for a nominal purchase price of $3.50, or $0.001 per warrant, and were exercisable at $3.00 per share during the period commencing November 26, 1998 and ending November 26, 2001. The Placement Agent's Warrants were cancelled on March 6, 1998. In December 1997, the Company issued warrants to purchase 45,000 shares of common stock of the Company to Troop Meisinger Steuber & Pasich, LLP ("TMSP"). The warrants issued to TMSP were issued for nominal consideration of $45.00 and for legal services provided in connection with the Bridge Financing (as defined below). These warrants are exercisable beginning December 23, 1997 and ending December 31, 2002 at an exercise price of $3.00 per share. Each of Joseph Stevens & Company, Inc. and TMSP, represented that
(i) it acquired the warrants for its own account with the present intention of holding such warrants for investment purposes only and not with a view to, or for sale in connection with, any distribution of such warrants (other than a distribution in compliance with all applicable federal and state securities laws); (ii) it is an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the warrants and of protecting its own interest in connection with the transaction at issue; (iii) it is willing to bear and is capable of bearing the economic risk of an investment in the warrants; and (iv) the Company made available, prior to the date of its warrant agreement, to it the opportunity to ask questions of the Company and its officers, and to receive from the Company and its officers information concerning the terms and conditions of the warrant and the warrant agreement and to obtain any additional information with respect to the Company, its business, operations and prospects, as reasonably requested by it; and (v) it is an "accredited investor" as that term is defined under Rule 501(a)(8) of Regulation D promulgated by the Commission under the Securities Act. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D and Rule 152 promulgated by the Commission under the Securities Act) as a transaction not involving any public offering.

     On December 23, 1997, prior to the filing of the Registration Statement with respect to the Offering, the Company completed a financing (the "Bridge Financing") consisting of the sale of 20 units (the "Units"), each unit comprised of: (i) an unsecured promising note (each a "Bridge Note") of the Company in the principal amount of $20,000, bearing interest at a rate of 10% per annum payable upon the earlier of the closing of the Offering or 18 months form the date of issuance; (ii) 15,000 shares of Common Stock of the Company, and (iii) 5,000 warrants of the Company, each warrant exercisable to purchase one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the warrants are issued (the "Bridge Warrants"). Each Unit was sold for $50,000 generating gross proceeds to the Company of $1,000,000 and net proceeds of $678,184. 60,000 of the Bridge Warrants are exercisable during the period beginning November 26, 1998 and ending November 26, 2001. 37,500 of the Bridge Warrants are exercisable during the period beginning December 16, 1998 and ending December 16, 2001. 2,500 of the Bridge Warrants are exercisable during the period beginning December 23, 1998 and ending December 23, 2001. Prior to filing the Registration Statement with respect to the Offering, the purchasers in the Bridge Financing had entered into binding agreements for the purchase of the Units. 12 of the Units were sold on November 26, 1997,
7.5 of the Units were sold December 16, 1997, and 0.5 of the Units were sold on December 23, 1997. The obligations of the purchasers were not subject to any conditions within the control of the purchasers or any right of renegotiation. All purchasers of Units in the Bridge Financing were brokerage customers of Joseph Stevens & Company, Inc., the managing underwriter of the Offering, who acted as placement agent and there was no public solicitation or advertising in connection with the Bridge Financing. The transaction was exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act (in accordance with Rule 506 of Regulation D and Rule 152 promulgated by the Commission under the Act) as a transaction not involving any public offering. The proceeds were used by the Company for working capital, to repay indebtedness and to commence construction of the Company's first ACSA Center.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
               None

ITEM 5.   OTHER INFORMATION
               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                Exhibit 27  Financial Data Schedule


                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             CUMETRIX DATA SYSTEMS CORP.

Date: August 14, 1998                        /s/ Carl L Wood
                                                 Chief Financial Officer

                                   EXHIBIT INDEX

ITEM           EXHIBIT                                                 PAGE
----           -------                                                 ----

  27           Financial Data Schedule