Form 10-Q
period 1998-09-30
CUMETRIX DATA SYSTEMS CORP
filed 1998-11-16
CIK 1051067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                       COMMISSION FILE NUMBER: 001-14001



                          CUMETRIX DATA SYSTEMS CORP.
            (Exact Name of Registrant as Specified in its Charter)

           California                            95-4574138
           (State or Other Jurisdiction          (I.R.S. Employer
            of Incorporation or                  Identification No.)
            Organization)

                 957 Lawson Street, Industry, California 91748

  (Address, Including Zip Code, Of Registrant's Principal Executive Offices)

                                (626) 965-6899

  (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes|X| No| |

     As of November 13, 1998, the Registrant had 7,452,500 shares of Common Stock, without par value, issued and outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX


PART I.   FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

          1.  Condensed Balance Sheets - September 30, 1998 and March 31, 1998
          2.  Condensed Statements of Operations - Three Months Ended September
              30, 1998 and 1997
          3.  Condensed Statements of Operations - Six Months Ended September
              30, 1998 and 1997
          4.  Condensed Statements of Cash Flows - Six Months Ended September
              30, 1998 and 1997
          5.  Notes to Financial Statements

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION
     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS

ASSETS                                                                      September 30,        March 31,
                                                                                1998               1998
                                                                             -----------        -----------
                                                                            (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.......................................          $11,966,083         $4,415,690
   Trade receivables, net of allowance for doubtful accounts of
    $107,000 and $57,000 at September 30, 1998 and March 31, 1998,
    respectively...................................................            3,532,280          3,885,803
   Inventories.....................................................            4,096,706          2,001,597
   Deferred taxes..................................................               98,249            133,647
   Prepaid expenses................................................              151,200             45,983
                                                                             -----------        -----------
        Total current assets.......................................           19,844,518         10,482,720
                                                                             -----------        -----------
FIXED ASSETS, net                                                                350,523             87,538
DEFERRED OFFERING COSTS............................................                    -            514,927
CAPITALIZED PURCHASED SOFTWARE COSTS...............................            1,100,000          1,100,000
                                                                             -----------        -----------
        Total Assets...............................................          $21,295,041        $12,185,185
                                                                             ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable................................................          $ 8,039,536        $ 7,822,652
   Accrued expenses................................................              113,482            641,844
   Income taxes payable............................................               21,545            717,013
   Current portion of long-term debt...............................                3,875          1,203,707
                                                                             -----------        -----------
        Total current liabilities..................................            8,178,438         10,385,216
                                                                             -----------        -----------
LONG-TERM DEBT, net of current portion.............................                6,884              8,864
                                                                             -----------        -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value: Authorized, 2,000,000 shares;
 issued and outstanding, none                                                          -                  -
Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,452,500 and 4,750,000 at September 30, 1998
 and March 31, 1998, respectively..................................           12,246,061          1,042,589
Retained earnings..................................................              863,658            748,516
                                                                             -----------        -----------
        Total shareholders' equity.................................           13,109,719          1,791,105
                                                                             -----------        -----------
        Total liabilities and shareholders' equity.................          $21,295,041        $12,185,185
                                                                             ===========        ===========

The accompanying notes are an integral part of these condensed balance sheets.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                            September 30,
                                                         1998           1997
                                                     -----------     -----------
                                                             (unaudited)
NET SALES......................................      $19,418,109     $18,541,910
COST OF PRODUCTS...............................       18,868,874      17,718,844
                                                     -----------     -----------
     Gross profit..............................          549,235         823,066
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...          572,843         298,394
                                                     -----------     -----------
     Income (Loss) from operations.............          (23,608)        524,672
INTEREST EXPENSE...............................              323             256
INTEREST INCOME................................          172,695              91
                                                     -----------     -----------
     Income before provision for income taxes..          148,764         524,507
PROVISION FOR INCOME TAXES.....................           62,271         209,722
                                                     -----------     -----------
NET INCOME.....................................           86,493         314,785
                                                     ===========     ===========
BASIC AND DILUTED EARNINGS PER SHARE...........      $      0.01     $      0.07
                                                     ===========     ===========


   The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                           Six Months Ended
                                                             September 30,
                                                       1998                1997
                                                   ------------       -------------
                                                             (unaudited)
NET SALES.......................................    $37,832,635         $29,389,055
COST OF PRODUCTS................................     36,851,490          28,142,220
                                                   ------------       -------------
     Gross profit...............................        981,145           1,246,835
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....      1,101,695             610,638
                                                   ------------       -------------
     Income (Loss) from operations..............       (120,550)            636,197
INTEREST EXPENSE................................          2,203               1,283
INTEREST INCOME.................................        320,666                 641
                                                   ------------       -------------
     Income before provision for income taxes...        197,913             635,555
PROVISION FOR INCOME TAXES......................         82,771             254,222
                                                   ------------       -------------
NET INCOME......................................        115,142             381,333
                                                   ============       =============
BASIC AND DILUTED EARNINGS PER SHARE............    $      0.02         $      0.08
                                                   ============       =============


   The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                      September 30,
                                                                1998                1997
                                                            -----------          -----------
                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $   115,142          $   381,333
   Adjustments to reconcile net income to net cash and
    cash equivalents used in operating activities:
     Depreciation and amortization......................          4,500                1,967
     Provision for doubtful accounts....................         52,000               36,000
     Loss on receivable from director...................              -              100,000
   Changes in assets and liabilities:
     Trade receivables..................................        301,523           (3,998,735)
     Inventories........................................     (2,095,109)          (1,787,760)
     Deferred taxes.....................................         35,398              (20,570)
     Prepaid expenses...................................       (105,217)             (35,827)
     Accounts payable...................................        216,884            4,640,280
     Accrued expenses...................................       (528,362)              13,821
     Income taxes payable...............................       (695,468)             209,979
                                                            -----------          -----------
       Net cash used by operating activities............     (2,698,709)            (459,512)
                                                            -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.............................       (267,485)              (8,684)
  Receivables from related parties......................              -               39,700
  Purchase of Capitalized Software Costs................              -             (150,000)
                                                            -----------          -----------
       Net cash provided (used) in investing
        activities......................................       (267,485)            (118,984)
                                                            -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net............     11,203,472                    -
  Payments on bank borrowings...........................              -               (1,659)
  Proceeds from Note....................................              -              150,000
  Payments on long-term debt............................     (1,201,812)                   -
  Proceeds from stock issuance..........................              -              300,000
  Deferred offering costs...............................        514,927                    -
                                                            -----------          -----------
       Net cash provided by financing activities........     10,516,587              448,341
                                                            -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      7,550,393             (130,155)
                                                            -----------          -----------
CASH AND CASH EQUIVALENTS, beginning of period..........      4,415,690              479,796
                                                            -----------          -----------
CASH AND CASH EQUIVALENTS, end of period................    $11,966,083          $   349,641
                                                            ===========          ===========

CASH PAID FOR INTEREST                                            2,203                1,283
CASH PAID FOR INCOME TAXES                                      730,000                    -

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)



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

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three and six month periods ended September 30, follows:

                                       Three Months Ended                     Six Months Ended
                                          September 30,                         September 30,
                                  ----------------------------          ----------------------------
                                     1998               1997               1998              1997
                                  ---------          ---------          ---------          ---------
Weighted average number
 of common shares
 outstanding-Basic                7,452,500          4,499,444          7,304,822          4,521,609
Dilutive effect of
 outstanding stock
 options                            252,021                  -            233,043                  -
                                  ---------          ---------          ---------          ---------
Weighted average number
 of common shares
 outstanding-Diluted              7,704,521          4,499,444          7,537,865          4,521,609
                                  =========          =========          =========          =========

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

     Competitive factors in the Computer Products market include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies from major manufacturers and reduced demand in the overall personal computer industry. These factors can in part be traced to the economic slow-down in Asia and excess worldwide build up of personal computers in the first calendar quarter of 1998. The Company expects that these factors may continue to sustain pricing pressures at least until the end of the third fiscal quarter and possibly longer. As a result of these pricing pressures, the Company's margins have been pressured and the Company has declined to compete for certain lower margin business. However, the Company will need to continually provide competitive prices, superior product selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results may be adversely affected.

     Also, the Company's business is subject to certain quarterly influences. Net Sales and operating profits are generally higher in the third fiscal quarter due to the purchasing patterns of personal computer integrators and resellers and are generally lower in the first and second fiscal quarters due primarily to lower industry shipments.

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the quarters ended September 30, 1998 and 1997 and six months ended September 30, 1998 and 1997. The Company has a limited history of operations.

Special Note Regarding Forward-Looking Information

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.


Results of Operations

Three Months Ended September 30, 1998 and 1997.

 Net Sales. Net sales for the quarter ended September 30, 1998 were $19,418,109 compared to $18,541,910 in the previous year. This increase of $876,199 or 4.7% in net sales is attributable to growth of the Company's sales force and an increase in the Company's available combined purchasing credit (including its vendor credit and the Finova Line), which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

 Cost of Products. Cost of products increased $1,150,030 from $17,718,844 to $18,868,874 for the quarter ended September 30, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

 Gross Profit. Gross profit for the quarter ended September 30, 1998 was $549,235 compared to $823,066 in the quarter ended September 30, 1997. Gross profit as a percentage of net sales was 2.8% for the quarter ended September 30, 1998 compared to 4.2% for the quarter ended September 30, 1997. This represents a 33% decrease in gross profit, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for quarter ended September 30, 1998 were $572,843 compared to $298,394 for the quarter ended September 30, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                         Three Months Ended
                                                           September 30,
                                                         1998         1997
                                                       --------     --------
Payroll (including commissions)                        $332,000     $226,000
Rent                                                     18,000        6,000
Insurance                                                27,000        5,000
Legal and accounting                                     57,000        2,000
Other (under 5%)                                        138,843       59,394
                                                       --------     --------
   Total                                               $572,843     $298,394
                                                       ========     ========

     The increase of $274,449 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. The Company's salaries of its executive officers are at levels the Company believes to be commensurate with current market value compared to the quarter ended September 30, 1997. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. Other SG&A costs in the quarter included rent in a larger facility, legal and accounting costs, and costs related to the development of the automated custom systems assembly solution.

Interest Income

     Interest income of $172,695 for the quarter ended September 30, 1998 is primarily due to interest income earned on the investment of proceeds from the initial public offering.

Net Income

     Net income for the quarter ended September 30, 1998 was $86,493 compared to $314,785 for the quarter ended September 30, 1997. The decrease of $228,292 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

Six Months Ended September 30, 1998 and 1997.

 Net Sales. Net sales for the six months ended September 30, 1998 were

$37,832,635 compared to $29,389,055 in the previous year. This increase of $8,443,580 or 28.7% in net sales is attributable to growth of the Company's sales force and an increase in the Company's available combined purchasing credit (including its vendor credit and the Finova Line), which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

 Cost of Products. Cost of products increased $8,709,270 from $28,142,220 to $36,851,490 for the six months ended September 30, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

 Gross Profit. Gross profit for the six months ended September 30, 1998 was $981,145 compared to $1,246,835 in the six months ended September 30, 1997. Gross profit as a percentage of net sales was 2.6% for the six months ended September 30, 1998 compared to 4.2% for the six months ended September 30, 1997. This represents a 21% decrease in gross profit, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for six months ended September 30, 1998 were $1,101,695 compared to $610,638 for the six months ended September 30, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                               Six Months Ended
                                                                 September 30,
                                                                1998         1997
                                                             ----------    --------
Payroll (including commissions)                              $  674,000    $378,000
Rent                                                             36,000      12,000
Write-off of related party receivable                                 -     100,000
Legal and accounting                                             89,000       4,000
Other (under 5%)                                                302,695     116,638
                                                             ----------    --------
   Total                                                     $1,101,695    $610,638
                                                             ==========    ========

     The increase of $491,057 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. The Company's salaries of its executive officers are at levels the Company believes to be commensurate with current market value compared to the six months ended September 30, 1997. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. Other SG&A costs in the quarter included rent in a larger facility, legal and accounting costs, and costs related to the development of the automated custom systems assembly solution.

Interest Income

     Interest income of $320,666 for the six months ended September 30, 1998 is primarily due to interest income earned on the investment of proceeds from the initial public offering.

Net Income

     Net income for the six months ended September 30, 1998 was $115,142 compared to $381,333 for the six months ended September 30, 1997. The decrease of $266,191 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

Year 2000 Update

General

     The Company has begun a Year 2000 Project (the "Project"). The Project will address this issue of whether computer programs and imbedded computer chips will be able to distinguish between the years 1900 and 2000. First, the Company will evaluate its Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems. Non-IT systems typically include embedded technology in electronic equipment, such as microprocessors, and are more difficult to assess and repair than IT systems. Second, for both IT and non-IT systems, the Company will implement any necessary changes it believes will make the Company ready for the year 2000. Third, the Company will evaluate the readiness of its major vendors and customers to determine what impact, if any, their readiness will have on the Company.

Project

     To be Year 2000 Compliant, IT and non-IT systems must (a) consistently handle data information before, during and after January 1, 2000, including accepting date input, providing date output, and performing calculations on dates or portions of dates, (b) function accurately and without interruption before, during and after January 1, 2000, without any change in operations associated with the turn of the century, and (c) store and provide output of date information in a manner that is not ambiguous as to the century. The Company has determined that its present accounting software is not Year 2000 Compliant. The Company has begun the implementation of a new accounting system that will be Year 2000 Compliant, which the Company expects to complete before the end of calendar 1998.

     The Company will assess the computer systems of customers, vendors and other outside parties with whom the Company does business. Such an assessment will be performed during the third and fourth quarters of fiscal 1999. The Company does not anticipate that such an assessment will reveal significant potential problems or require the Company to incur substantial costs.

Costs

     The total cost associated with required modifications to become Year

2000 Compliant is not expected to be material to the Company's financial position. It is estimated that the cost of implementing the new accounting system will not exceed $150,000. The Company does not expect the costs associated with the project to be material.

Risks Associated with the Year 2000 Problem

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely effect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 Compliance of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of any Year 2000 non-Compliance will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 Compliance and readiness of its material suppliers, customers and other third parties. The Company believes that, with the implementation of the new accounting system and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. The Project will not, however, evaluate the effect of the Year 2000 problem on the computer products industry, the software configuration industry or related industries within which the Company does business, or the domestic or global economy. Any industry-wide or economy-wide effects of the Year 2000 problem may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

     Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading, "Cautionary Statements and Risk Factors" Readers should understand that the dates on which the Company believes the Project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.

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

     In the third quarter of fiscal year 1998, the Company completed a financing (the "Bridge Financing") consisting of the sale of 20 units which generated gross proceeds of $1 million (net proceeds of approximately $678,000). Each unit was comprised of: (i) an unsecured promissory note of the Company in the principal amount of $20,000 (ii) 15,000 shares of Common Stock of the Company, and (iii) 5,000 warrants of the Company, each to purchase one share of Common Stock of the Company, at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the Bridge Warrants were issued. The Company repaid $250,000 of the principal amount of the CASI Note and $50,000 of the Datatec Note out of the proceeds of the Bridge Financing. The Company paid the remainder of its indebtedness under the CASI note and the Datatec Note from proceeds of the Initial Public Offering.

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation ("Finova"). In September 1998, the Company entered into a new credit facility with Finova, which consists of a $20 million flooring line of credit, secured by certain inventory and equipment, as well as an additional $5 million revolving line of credit secured by accounts receivables and inventory. Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with this line are charged by Finova to the Company's vendors. At September 30, 1998, the Company's Finova line was $7.5 million and the Company had a payable to Finova Capital Corporation of approximately $7,665,285 included in accounts payable.

     Net cash used by operating activities during the six months ended September 30, 1998 was primarily attributable to an increase in inventories, prepaid expenses and decreases in accrued expenses and income taxes payable offset by an increase in trade receivables and accounts payable. Net cash provided by financing activities in the six months ended September 30, 1998 was due primarily to proceeds from the Company's initial public offering, offset by payments on notes and deferred offering costs.

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

   Dependence Upon Relationships with Vendors. A key element of the Company's past success and future business strategy involves the establishment of relationships with certain major distributors and Computer Product manufacturers. Purchases from these vendors account for the majority of the Company's aggregate purchases for fiscal 1997, for the year ended March 31, 1998 and the present six months ended September 30, 1998. For the year ended March 31, 1998, DSS Technology Distribution Partners, Inc. ("DSS"), a master distributor of hard drives to the Company, accounted for 64% of the Company's purchases. Certain of these vendors provide the Company with substantial incentives in the form of rebates passed through from the manufacturer, discounts, credits and cooperative advertising. There can be no assurance that the Company will continue to receive such incentives in the future. Other than ordinary purchase orders, the Company does not have written supply, distribution or franchise agreements with any of its Computer Product vendors. Although the Company believes that it has established close working relationships with its principal vendors, the Company's success will depend, in large part, on maintaining these relationships and developing new vendor relationships for its existing and future product and service lines. Because the Company does not have written contracts with any of its vendors, there can be no assurance that the Company will be able to maintain these relationships. Periodically, Computer Product suppliers consolidate their distribution networks and otherwise restructure or limit their distribution channels. There can be no assurance that the Company will continue to be selected to resell products by its principal vendors. Termination or interruption of such relationships or modification of the terms the Company receives from these vendors would materially adversely affect the Company's financial position, operating results, and cash flows.

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

   Possible Additional Financing Required. The Company's business is capital intensive in that the Company is required to finance the purchase of Computer Products in order to fill sales orders. In order to obtain necessary capital, the Company relies primarily on unsecured vendor credit lines and a credit facility provided by Finova that is collateralized by equipment, accounts receivable and inventory. As a result, the amount of credit available to the Company may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the computer industry, interest rate fluctuations and the lending or credit policies of the Company's lenders and vendors. Many of these factors are beyond the Company's control. Further, the Company must obtain Finova's written permission prior to arranging other financing, and Finova may require certain acknowledgments and undertakings from other lenders. There can be no assurance that Finova will permit additional financing or that other lenders will provide the acknowledgments and undertakings Finova may require. Any decrease or material limitation on the amount of capital available to the Company under its financing arrangements or vendor credit lines will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results, and cash flows. In addition, while the Company does not have significant exposure to interest rate fluctuations under its current financing, any significant increases in interest rates will increase the cost of possible future financing to the Company which would have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will be available to the Company in the future. The inability of the Company to have continuous access to such financing at reasonable costs would severely and adversely impact the Company's financial position, operating results, and cash flows.

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

   Product Mix; Risk of Declining Product Margins. As a result of sustained industry oversupply and resulting pricing pressures, the Company's gross profit percentage decreased from 4.2% for the six months ended September 30, 1997 to 2.6% for the six months ended September 30, 1998. Given the significant levels of competition that characterize the Computer Products market especially desktop hard drive market and recent pricing pressures and oversupply conditions, there can be no assurance that the Company will maintain the current gross profit margins or be able to achieve increases in profit margins. From time to time, product margins will also be reduced as a result of marketing strategies implemented by the Company. For instance, introductory pricing implemented by the Company to develop market awareness of product lines, particularly disk drives, of vendors new to the Company will have an adverse effect upon gross profit margins and, potentially, earnings during the period promotional pricing is offered. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to maintain or increase its profit margins and sales levels could have a material adverse effect on the Company's results of operations and prospects for future growth.

   Uncertainty of Commercialization of the ACSA Solution; Importance of ACSA to Growth. The Company's ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in the Company's ability to improve its operating margins and remain competitive. The Company's ability to market the ACSA Solution successfully will depend on the Company convincing potential customers of the benefits of the ACSA Solution. The Company has only recently commenced marketing the ACSA Solution. The Company recently completed construction of its first ACSA Center located in Industry, California. No ACSA Center is currently in operation and the Company currently has no sales revenue attributable to the ACSA Solution or an ACSA Center. The first ACSA Center will not be operational until testing is completed and ACSA dedicated staff are in place. Although the Company is engaged in negotiations and discussions with a number of potential customers, there can be no assurance that any such discussions will lead to significant sales of the ACSA Solution, or that the ACSA Solution will attain market acceptance. There can be no assurance that the Company will be successful in the implementation, marketing and sale of ACSA Solution services. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or any significant delays in introduction of ACSA services, could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Dependence on CASI for Development and Enhancement of Configuration Software. Under the Company's License Agreement with Computer-Aided Software Integration, Inc. ("CASI"), CASI retains the source code of the Configurator software required to operate the automated software configuration functions of the Company's planned ACSA Solution and ACSA Centers, and retains all rights to modify and enhance the ConfiguratorO software. CASI has agreed to provide the Company with all enhancements and upgrades to the Configurator software used internally or distributed by CASI to its customers, and to develop additional enhancements requested by the Company at the Company's sole expense. Any enhancements requested by the Company and implemented by CASI at CASI's expense may be incorporated in the generally distributed version of CASI's software. If CASI determines not to fund development of an enhancement then CASI must prepare the enhancement at pre-agreed rates and ownership of the requested enhancement will belong to the Company. Failure by CASI to promptly and adequately perform its obligations under its license agreement with the Company would have a material adverse effect on the Company. Furthermore, there can be no assurance that CASI will fully comply with its contractual obligations to the Company, that CASI will dedicate sufficient software development capacity to satisfy the Company's requirements, or that the Company's remedies in the event CASI does not perform its obligations will be adequate. The Company has no capability to internally develop any enhancements or upgrades. Failure or delay by CASI to fulfill the Company's anticipated needs for enhancement and upgrading of the Configurator software would adversely affect the Company's ability to market ACSA services and to become and remain competitive in the software configuration market. In the event that CASI fails to meet its obligations under the license, the Company has, among other rights, the contractual right to the source code underlying the software, but there can be no assurance that the Company will be able to obtain the source code in a timely manner, if at all, because CASI is in possession of the only copies of the source code. Even if the Company is able to obtain the source code under such circumstances, internal maintenance and enhancement of the source code could place a significant financial burden on the Company. See "Legal Proceedings."

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

   Construction of First ACSA Center. The Company has used approximately $200,000 of the net proceeds from the Initial Public Offering to complete construction of and to equip its first ACSA Center. It is expected that the construction will require a substantial time commitment of certain members of management. The first ACSA Center has been constructed, and is expected to be operational by the end of the third quarter. Any delay in completion of the first ACSA Center could result in delays in the commencement of sales of assembly and custom software configuration services and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to complete the ACSA Center at the budgeted price. Additionally, there can be no assurance that the ACSA Center will be available on time or that the Company will be successful in timely hiring and training engineers and technicians necessary to commence operations of the ACSA Center. Any such delay would delay the Company's ability to commence offering the ACSA Solution and have a material adverse effect upon the Company's business, operating results and financial condition.

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

   Asian Market Instability. Economies and financial markets in Asia have recently experienced significant turmoil. A non-material portion of the Company's revenues are derived from sales to businesses which primarily export Computer Products to Asian customers. Also certain of the Company's vendors are based in Korea, Japan and other Asian countries. Asian financial market instability may adversely impact customer orders or the Company's ability to obtain products from its Asian vendors. The financial instability in these regions has had an adverse impact on the financial position of end-users in the region which has been a contributing factor to the oversupply condition and pricing pressures currently impacting the Company (because Asian vendors have channeled excess inventory into the North American market at reduced prices and have reduced component demand from domestic manufacturers who export to Asia) and could also impact future orders from the Company's customers and/or the ability of such end users to pay the Company's customers, which could also impact the ability of such customers to pay the Company. If the Company's customers who export into Asia are unable to maintain export sales or current margins on such export sales, the Company's sales and/or sales margins may be adversely affected. Additionally, if the Company's vendors in these regions are unable to continue to supply the Company, the Company may be adversely impacted.

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

   Elimination of Cumulative Voting. The Articles of Incorporation of the Company provide that at such time as the Company has (i) shares listed on the New York Stock Exchange or the American Stock Exchange, or (ii) securities designated for trading as a national market security on the National Association of Securities Dealers Automatic Quotation System (or any successor national market system) if the Company has at least 800 or more holders of its Common Stock as of the record date of the Company's most recent annual meeting of shareholders, the cumulative voting rights of shareholders will cease. The Company believes that it has more than 800 holders. If the Company has shares listed on the New York Stock Exchange or the American Stock Exchange, or designated for trading as national market securities on The Nasdaq National Market System, cumulative voting rights of shareholders will cease. Elimination of cumulative voting will have the effect of making it more difficult for minority shareholders to obtain representation on the Board of Directors.

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

   Disclosure Regarding Forward-Looking Statements.   This Report contains
statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS


     The Company is periodically subject to legal actions which arise in the ordinary course of its business. The Company does not believe that any such action is material to its results of operation or financial condition.

     The Company has been involved in a disagreement with CASI concerning the interpretation of certain provisions of the Reseller Agreement, dated September 15, 1997, between CASI and the Company (the "Reseller Agreement"). By letter dated November 9, 1998, attorneys for CASI purported to terminate the Reseller Agreement on behalf of CASI.

     The Company strongly disagrees with CASI's right to terminate the Reseller Agreement and is currently evaluating its legal options.

     It should be noted that there is no disagreement between the Company and CASI concerning the License Agreement, dated September 15, 1997, between CASI and the Company (the "License Agreement"). The Company has no reason to believe that CASI will not fulfill all its obligations under the License Agreement to provide the Company with its Configurator software and certain technical support.

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

     The Offering commenced on April 8, 1998 and the sale of 2,350,000 shares closed on April 14, 1998, with the sale of an additional 352,500 shares (the "Option Shares" and, together with the Firm Shares, the "Shares") closing on April 23, 1998 (which were sold by the Company upon the exercise of the over-allotment option granted to the underwriters). All the Shares were sold in the Offering at an aggregate price of $5.00 per share, for aggregate proceeds of $13,512,500. After deducting underwriting discounts and commissions of $0.4625 per share, and other issuance costs, the Company received net proceeds of approximately $11,200,000. On April 14, 1998, the Company also received $0.001 per warrant, for an aggregate of $23.50, in consideration of unregistered 5-year warrants to purchase 235,000 shares of Common Stock at an initial exercise price of 165% of the Offering price, exercisable one year after the effective date of the Registration Statement, granted to the Managing Underwriter in connection with the Offering. See "Recent Sales of Unregistered Securities."

     As of September 30, 1998, the Company had used the proceeds as follows: (i) payments on notes payable of $1,200,000 and (ii) purchases of fixed assets - $267,000. The remaining proceeds of $9,733,000 are available to fund the construction of the First ACSA Center and for working capital.


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



                                                     CUMETRIX DATA SYSTEMS CORP.


Date: November 13, 1998                          /s/ Carl L Wood
                                                     Chief Financial Officer