Form 10-Q
period 1998-12-31
CUMETRIX DATA SYSTEMS CORP
filed 1999-02-16
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1998

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of February 16, 1999, the Registrant had 7,452,500 shares of Common Stock, without par value, issued and outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

           1.  Condensed Balance Sheets - December 31, 1998 and March 31, 1998
           2. Condensed Statements of Operations - Three Months Ended December 31, 1998 and 1997
           3. Condensed Statements of Operations - Nine Months Ended December 31, 1998 and 1997
           4. Condensed Statements of Cash Flows - Nine Months Ended December 31, 1998 and 1997
           5.  Notes to Financial Statements

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

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CUMETRIX DATA SYSTEMS CORP.
                            CONDENSED BALANCE SHEETS



ASSETS                                                     December 31,          March 31,
                                                               1998                 1998
                                                          ---------------       ------------
                                                            (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...........................    $ 9,439,425         $ 4,415,690
     Trade receivables, net of allowance for
      doubtful accounts of $137,000 and $57,000 at
      December 31, 1998 and March 31, 1998,
      respectively.......................................      3,951,435           3,885,803
     Inventories.........................................      3,580,356           2,001,597
     Deferred taxes......................................        159,525             133,647
     Prepaid expenses....................................        186,172              45,983
                                                             -----------         -----------
          Total current assets...........................     17,316,913          10,482,720
                                                             -----------         -----------
FIXED ASSETS, net........................................        347,623              87,538
DEFERRED OFFERING COSTS..................................              -             514,927
CAPITALIZED PURCHASED SOFTWARE COSTS.....................      1,100,000           1,100,000
INVESTMENT...............................................        100,000                   -
                                                             -----------         -----------
          Total Assets...................................    $18,864,536         $12,185,185
                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable....................................    $ 6,012,887         $ 7,822,652
     Accrued expenses....................................        115,012             641,844
     Income taxes payable................................          6,102             717,013
     Current portion of long-term debt...................          3,962           1,203,707
                                                             -----------         -----------
          Total current liabilities......................      6,137,963          10,385,216
                                                             -----------         -----------
LONG-TERM DEBT, net of current portion...................          5,860               8,864
                                                             -----------         -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, no par value: Authorized,
      2,000,000 shares; issued and outstanding, none.....              -                   -
     Common stock, no par value: Authorized,
      20,000,000 shares; issued and outstanding,
      7,452,500 and 4,750,000 at December 31, 1998 and
      March 31, 1998, respectively.......................     11,967,061           1,042,589
     Retained earnings...................................        753,652             748,516
                                                             -----------         -----------
          Total shareholders' equity.....................     12,720,713           1,791,105
                                                             -----------         -----------
          Total liabilities and shareholders' equity.....    $18,864,536         $12,185,185
                                                             ===========         ===========

The accompanying notes are an integral part of these condensed balance sheets.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS



                                                             Three Months Ended
                                                                December 31,
                                                           1998             1997
                                                        -----------     -----------
                                                                (unaudited)
NET SALES............................................   $16,251,491     $19,799,736
COST OF PRODUCTS.....................................    15,740,845      18,972,036
                                                        -----------     -----------
    Gross profit.....................................       510,646         827,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........       796,548         418,866
                                                        -----------     -----------
    Income (Loss) from operations....................      (285,902)        408,834
INTEREST EXPENSE.....................................         1,894          12,625
INTEREST INCOME......................................       101,071          10,082
                                                        -----------     -----------
    Income (loss) before provision (benefit) for
    income taxes.....................................      (186,725)        406,291
PROVISION (BENEFIT) FOR INCOME TAXES.................       (76,719)        162,516
                                                        -----------     -----------
NET INCOME (LOSS)....................................      (110,006)        243,775
                                                        ===========     ===========
BASIC AND DILUTED EARNINGS PER SHARE.................   $     (0.01)    $      0.05
                                                        ===========     ===========

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS



                                                           Nine Months Ended
                                                              December 31,
                                                          1998            1997
                                                      -----------     -----------
                                                              (unaudited)
NET SALES............................................ $54,084,126     $49,175,291
COST OF PRODUCTS.....................................  52,592,335      47,100,756
                                                      -----------     -----------
    Gross profit.....................................   1,491,791       2,074,535
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........   1,898,243       1,029,504
                                                      -----------     -----------
    Income (Loss) from operations....................    (406,452)      1,045,031
INTEREST EXPENSE.....................................       4,098          13,908
INTEREST INCOME......................................     421,738          10,723
                                                      -----------     -----------
    Income before provision for income taxes.........      11,188       1,041,846
PROVISION FOR INCOME TAXES...........................       6,052         416,738
                                                      -----------     -----------
NET INCOME...........................................       5,136         625,108
                                                      ===========     ===========
BASIC AND DILUTED EARNINGS PER SHARE................. $      0.00     $      0.13
                                                      ===========     ===========

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Nine Months Ended
                                                                   December 31,
                                                               1998           1997
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $     5,136    $   625,108
   Adjustments to reconcile net income to net
     cash and cash equivalents used in operating
     activities:
       Depreciation and amortization......................       18,900          2,847
       Amortization of deferred financing costs...........            -         12,100
       Provision for doubtful accounts....................      128,000         56,310
       Loss on receivable from director...................            -        100,000
       Options issued for services........................       21,000              -
   Changes in assets and liabilities:
       Trade receivables..................................     (193,632)    (2,284,437)
       Inventories........................................   (1,578,759)    (2,391,716)
       Deferred taxes.....................................      (25,878)       (41,788)
       Prepaid expenses...................................     (174,488)       (18,830)
       Other..............................................       34,299       (129,250)
       Accounts payable...................................   (1,809,765)     5,258,818
       Accrued expenses...................................     (526,832)        22,450
       Income taxes payable...............................     (710,911)       393,713
                                                             -----------    -----------
         Net cash provided(used) by operating
          activities......................................   (4,812,930)     1,605,325
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets...............................     (278,985)        (8,684)
  Receivables from related parties........................            -         39,700
  Purchase of Capitalized Software Costs..................            -       (150,000)
  Cash paid for investment................................     (100,000)             -
                                                            -----------    -----------
         Net cash provided (used) in investing
          activities......................................     (378,985)      (118,984)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net..............   11,203,472              -
  Payments on bank borrowings.............................            -         (2,516)
  Proceeds from Note......................................            -        550,000
  Payments on long-term debt..............................   (1,202,749)             -
  Payments on Notes.......................................            -       (300,000)
  Proceeds from stock issuance............................            -        749,200
  Deferred offering costs.................................      514,927              -
  Purchase of Stock from Shareholder......................     (300,000)             -
                                                            -----------    -----------
         Net cash provided by financing activities........   10,215,650        996,684
                                                            -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................    5,023,735      2,483,025
CASH AND CASH EQUIVALENTS, beginning of period............    4,415,690        479,796
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, end of period..................  $ 9,439,425    $ 2,962,821
                                                            ===========    ===========

CASH PAID FOR INTEREST                                            1,894          1,808
CASH PAID FOR INCOME TAXES                                      730,000         13,000

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)

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

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three and nine month periods ended December 31, follows:

                                      Three Months Ended                    Nine Months Ended
                                         December 31,                          December 31,
                                  ---------          ---------          ---------          ---------
                                    1998               1997               1998               1997
                                  ---------          ---------          ---------          ---------
Weighted average number
 of common shares
 outstanding-Basic                7,432,087          4,499,444          7,355,773          4,477,590
Dilutive effect of
 outstanding stock
 options and warrants                  -               134,348            226,200             78,394
                                  ---------          ---------          ---------          ---------
Weighted average number
 of common shares
 outstanding-Diluted              7,432,087          4,633,792          7,581,973          4,555,984
                                  =========          =========          =========          =========

3.   Reclassifications

     Certain amounts in the 1997 Financial Statements have been reclassified to conform to the 1998 presentation.

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

     In order to enhance its competitive advantage in the systems integration market, the Company has entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's ACSA Solution. The Company paid CASI a one-time license fee of $1.1 million. The payments for the license agreement were capitalized and will be amortized starting when the configurator software is placed in service over the useful life of the software, which, for accounting purposes, is currently estimated to be between three and five years.

     Although the Company had anticipated implementing the ACSA Solution by December 31, 1998, the Company has experienced significant delays in implementing the ACSA Solution due primarily to a dispute related to the Reseller Agreement dated September 15, 1997, with CASI and CASI's subsequent refusal to provide the Company with the necessary training to operate its Configurator software and related technical support. CASI is obligated to provide such training and technical support to the Company under the terms of the License Agreement, dated September 15, 1997, by and between the Company and CASI, pursuant to which the Company licensed the Configurator software. The Company is attempting to resolve the delays it is experiencing with CASI. The delays in implementing the ACSA Solution also result, in part, from staff turnover. While there can be no assurance, the Company currently anticipates the availability of the ACSA Solution in the fourth quarter of fiscal year 1999. Delays in implementing the ACSA Solution have caused the Company to derive its revenues almost exclusively from the Company's computer products distribution business, which has gross margins significantly lower than those the Company believes to be available in the system configuration business. In light of high legal expenses inherant in litigating the matter, the company opted to negotiate an amicable resolution with CASI. Based on current discussions, the Company believes that it will reach an amicable outcome in this matter with CASI. However, there can be no assurance that the Company will succeed in reaching a solution to the dispute with CASI that is acceptable to the Company.

     Competitive factors in the Computer Products market include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies from major manufacturers and reduced demand in the overall personal computer industry. These factors can in part be traced to the economic slow-down in Asia and excess worldwide build up of personal computers in the first calendar quarter of 1998. The Company expects that these factors may continue to sustain pricing pressures at least until the end of the fourth fiscal quarter and possibly longer. As a result of these pricing pressures, the Company's margins have been pressured and the Company has declined to compete for certain lower margin business. However, the Company will need to continually provide competitive prices, superior product selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results may be adversely affected.

     Also, the Company's business is subject to certain quarterly influences. Historically, net sales and operating profits were generally higher in the third fiscal quarter due to the purchasing patterns of personal computer integrators and resellers and are generally lower in the first and second fiscal quarters due primarily to lower industry shipments. The Company's lower sales in the third fiscal quarter ended December 31, 1998 as compared to December 31, 1997, however, run counter to these quarterly influences, a result the Company attributes to its unwillingness to compete for low margin business in the hardware distribution market.

     During the third quarter, the Company began the implementation of an internet strategy designed to give the Company e-commerce and internet auction capabilities. The Company has begun to form a wholly-owned subsidiary to focus on the Company's internet initiatives.

     In December, 1998, the Company purchased Preferred Stock of Online Transactions Technologies, Inc., a California corporation ("OTT"), which develops e-commerce and internet auction websites for $100,000. On February 1, 1999, the Company exercised an option to purchase $900,000 of additional Preferred Stock in OTT for a 27.8% equity stake in OTT on a fully-diluted basis. The Company holds an option to purchase up to an aggregate 50% equity stake in OTT. The Company has begun to work with OTT to develop and implement the Company's internet strategy, which it expects to include e-commerce and internet auction websites.

     The implementation of the Company's internet strategy will result in the Company incurring significant expenses in the fourth quarter which will not be offset by internet-related revenues.

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the quarters ended December 31, 1998 and 1997 and nine months ended December 31, 1998 and 1997. The Company has a limited history of operations.

Special Note Regarding Forward-Looking Information

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition and results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements.
Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.


Results of Operations

Three Months Ended December 31, 1998 and 1997.

  Net Sales. Net sales for the quarter ended December 31, 1998 were $16,251,491 compared to $19,799,736 in the previous year. This decrease of $3,548,245 or 17.9% in net sales results from sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins, where the Company has increased gross profits as a percentage of net sales from 2.8% in the second quarter to 3.1% in the third quarter, rather than pursue sales growth through low margin sales. Net sales declined from $19,418,109 in the second quarter to $16,251,491 primarily due to the Company's unwillingness to compete for lower margin business in the computer products distribution business. The Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

  Cost of Products. Cost of products decreased $3,216,562 from $18,957,407 to $15,740,845 for the quarter ended December 31, 1997 and 1998, respectively. This decrease is mainly attributable to the decrease in net sales.

  Gross Profit. Gross profit for the quarter ended December 31, 1998 was $510,646 compared to $827,700 in the quarter ended December 31, 1997. Gross profit as a percentage of net sales was 3.1% for the quarter ended December 31, 1998 compared to 4.2% for the quarter ended December 31, 1997. This represents a 26.2% decrease in gross profit, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole. As discussed under "Net Sales" above, the Company increased gross profits as a percentage of net sales from 2.8% in the second quarter to 3.1% in the third quarter.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for quarter ended December 31, 1998 were $796,548 compared to $418,866 for the quarter ended December 31, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                                 Three Months Ended
                                                                    December 31,
                                                                  1998         1997
                                                                -------      -------
Payroll (including commissions)                                 395,000      327,000
Rent                                                             18,000       11,000
Insurance                                                        27,000        5,000
Advertising/Brochure                                             18,000        1,000
Legal, Accounting and other professional services                53,000        1,000
Credit and Collection                                           100,000       38,000
Public Relations                                                 27,000            -
Other (under 5%)                                                158,548       35,866
                                                                -------      -------
   Total                                                        796,548      418,866
                                                                =======      =======

     The increase of $377,682 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. SG&A costs in the quarter included rent in a larger facility, D&O insurance costs, legal and accounting costs, an additional provision for bad debt expense, and other costs related to being a public company. In addition, in accordance with FAS No. 123, the Company has included in SG&A a non-cash charge of $21,000 to public relations expense and a corresponding credit to Paid in Capital upon issuance of options to outside consultants.

Interest Income

     Interest income of $101,071 for the quarter ended December 31, 1998 is primarily due to interest income earned on the investment of proceeds from the initial public offering.

Net Income

     Net loss for the quarter ended December 31, 1998 was $110,006 compared to net income of $243,775 for the quarter ended December 31, 1997. The decrease of $353,781 is mainly attributable to the decrease in sales, gross profit, higher selling, general and administrative expenses, offset by interest income.

Nine Months Ended December 31, 1998 and 1997.

Net Sales. Net sales for the nine months ended December 31, 1998 were $54,084,126 compared to $49,175,291 in the previous year. This increase of $4,908,835 or 10% in net sales is attributable to growth of the Company's sales force and an increase in the Company's available combined purchasing credit (including its vendor credit and a new credit facility of $25 million, consisting of a $20 million flooring line of credit and a $5 million revolving line of credit (together, the "Finova Line"), from Finova Capital Corporation which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

  Cost of Products. Cost of products increased $5,491,579 from $47,100,756 to $52,592,335 for the nine months ended December 31, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

  Gross Profit. Gross profit for the nine months ended December 31, 1998 was $1,491,791 compared to $2,074,535 in the nine months ended December 31, 1997. Gross profit as a percentage of net sales was 2.8% for the nine months ended December 31, 1998 compared to 4.2% for the nine months ended December 31, 1997. This represents a 33% decrease in gross profit, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for nine months ended December 31, 1998 were $1,898,243 compared to $1,029,504 for the nine months ended December 31, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                                Nine Months Ended
                                                                   December 31,
                                                                 1998          1997
                                                              ---------     ---------
Payroll (including commissions)                               1,069,000       707,000
Rent                                                             54,000        36,000
Insurance                                                        72,000        13,000
Advertising/Brochure                                             24,000         1,000
Legal, Accounting and other professional services               147,000         5,000
Credit and Collection                                           190,000        99,000
Public Relations                                                 27,000             -
Write-off of related party receivable                                 -       100,000
Other (under 5%)                                                315,243        68,504
                                                              ---------     ---------
   Total                                                      1,898,243     1,029,504
                                                              =========     =========

     The increase of $868,739 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. The Company's salaries of its executive officers are at levels the Company believes to be commensurate with current market value compared to the nine months ended December 31, 1997. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. SG&A costs in the period included rent in a larger facility, D&O insurance costs, legal and accounting costs, an additional provision for bad debt expense, and other costs related to being a public company. In addition, in accordance with FAS No. 123, included in SG&A a non-cash charge of $21,000 to public relations expense and a corresponding credit to Paid in Capital upon issuance of options to outside consultants.

Interest Income

     Interest income of $421,738 for the nine months ended December 31, 1998 is primarily due to interest income earned on the investment of proceeds from the initial public offering.

Net Income

     Net income for the nine months ended December 31, 1998 was $5,136 compared to $625,108 for the nine months ended December 31, 1997. The decrease of $619,972 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

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

Project

     To be Year 2000 Compliant, IT and non-IT systems must (a) consistently handle data information before, during and after January 1, 2000, including accepting date input, providing date output, and performing calculations on dates or portions of dates, (b) function accurately and without interruption before, during and after January 1, 2000, without any change in operations associated with the turn of the century, and (c) store and provide output of date information in a manner that is not ambiguous as to the century. The Company has determined that its present accounting software is not Year 2000 Compliant. The Company has begun the implementation of a new accounting system that will be Year 2000 Compliant, which the Company expects to complete before the end of fiscal year 1999.

     The Company will assess the computer systems of customers, vendors and other outside parties with whom the Company does business. While the Company expected to begin this assessment during the third quarter, the Company has delayed its assessment until the end of the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. The Company does not anticipate that such an assessment will reveal significant potential problems or require the Company to incur substantial costs.

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

     Readers are cautioned that forward-looking statements contained in this Year 2000 Update should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 8 above. Readers should understand that the dates on which the Company believes the Project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may effect its operations and business, or expose it to third party liability.

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

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation ("Finova"). In September 1998, the Company entered into a new credit facility with Finova, which consists of a $20 million flooring line of credit, secured by certain inventory and equipment, as well as an additional $5 million revolving line of credit secured by accounts receivables and inventory. Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with this line are charged by Finova to the Company's vendors. At December 31, 1998, the Company's Finova line was $20 million and the Company had a payable to Finova Capital Corporation of approximately $762,000 included in accounts payable.

     Net cash used by operating activities during the nine months ended December 31, 1998 was primarily attributable to an increase in inventories, prepaid expenses, trade receivables, deferred taxes and decreases in accounts payable, accrued expenses and income taxes payable. Net cash provided by financing activities in the nine months ended December 31, 1998 was due primarily to proceeds from the Company's initial public offering, offset by payments on notes and deferred offering costs, and the repurchase of stock from a Shareholder.

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


Cautionary Statements and Risk Factors

   Limited Operating History. The Company commenced operations in April 1996; therefore, there is only limited financial information in existence upon which an investment decision may be based. Although the Company has had periods of profitability, the ability of the Company to sustain profitability will depend in part upon the successful and timely introduction and operation of its ACSA Centers, market acceptance of its internet strategy, continuation of the Company's close relationships with its vendors and customers, successful marketing of existing products and the Company's ability to finance inventories and growth and to collect trade receivables in a timely manner. The likelihood of the success of the Company in implementing its ACSA Centers and its internet strategy must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations for the ACSA Center or internet related businesses. There can be no assurance that the Company will be able to generate and sustain profitability in the future.

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

  Dependence Upon Relationships with Vendors. A key element of the Company's past success and future business strategy involves the establishment of relationships with certain major distributors and Computer Product manufacturers. Purchases from these vendors account for the majority of the Company's aggregate purchases for fiscal 1997, for the year ended March 31, 1998 and the present nine months ended December 31, 1998. For the year ended March 31, 1998, DSS Technology Distribution Partners, Inc. ("DSS"), a master distributor of hard drives to the Company, accounted for 64% of the Company's purchases. Certain of these vendors provide the Company with substantial incentives in the form of rebates passed through from the manufacturer, discounts, credits and cooperative advertising. There can be no assurance that the Company will continue to receive such incentives in the future. Other than ordinary purchase orders, the Company does not have written supply, distribution or franchise agreements with any of its Computer Product vendors. Although the Company believes that it has established close working relationships with its principal vendors, the Company's success will depend, in large part, on maintaining these relationships and developing new vendor relationships for its existing and future product and service lines. Because the Company does not have written contracts with any of its vendors, there can be no assurance that the Company will be able to maintain these relationships. Periodically, Computer Product suppliers consolidate their distribution networks and otherwise restructure or limit their distribution channels. There can be no assurance that the Company will continue to be selected to resell products by its principal vendors. Termination or interruption of such relationships or modification of the terms the Company receives from these vendors would materially adversely affect the Company's financial position, operating results, and cash flows.

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

   Possible Additional Financing Required. The Company's business is capital intensive in that the Company is required to finance the purchase of Computer Products in order to fill sales orders. In order to obtain necessary capital, the Company relies primarily on unsecured vendor credit lines and the Finova Line that is collateralized by equipment, accounts receivable and inventory. As a result, the amount of credit available to the Company may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, economic trends in the computer industry, interest rate fluctuations and the lending or credit policies of the Company's lenders and vendors. Many of these factors are beyond the Company's control. Further, the Company must obtain Finova's written permission prior to arranging other financing, and Finova may require certain acknowledgments and undertakings from other lenders. There can be no assurance that Finova will permit additional financing or that other lenders will provide the acknowledgments and undertakings Finova may require. Any decrease or material limitation on the amount of capital available to the Company under its financing arrangements or vendor credit lines will limit the ability of the Company to fill existing sales orders or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results, and cash flows. In addition, while the Company does not have significant exposure to interest rate fluctuations under its current financing, any significant increases in interest rates will increase the cost of possible future financing to the Company which would have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company is dependent on the availability of accounts receivable financing on reasonable terms and at levels that are high relative to its equity base in order to maintain and increase its sales. There can be no assurance that such financing will be available to the Company in the future. The inability of the Company to have continuous access to such financing at reasonable costs would severely and adversely impact the Company's financial position, operating results, and cash flows.

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

   Product Mix; Risk of Declining Product Margins. As a result of sustained industry oversupply and resulting pricing pressures, the Company's gross profit percentage decreased from 4.2% for the nine months ended December 31, 1997 to 2.8% for the nine months ended December 31, 1998. Given the significant levels of competition that characterize the Computer Products market especially desktop hard drive market and recent pricing pressures and oversupply conditions, there can be no assurance that the Company will maintain the current gross profit margins or be able to achieve increases in profit margins. From time to time, product margins will also be reduced as a result of marketing strategies implemented by the Company. For instance, introductory pricing implemented by the Company to develop market awareness of product lines, particularly disk drives, of vendors new to the Company will have an adverse effect upon gross profit margins and, potentially, earnings during the period promotional pricing is offered. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to maintain or increase its profit margins and sales levels could have a material adverse effect on the Company's results of operations and prospects for future growth.

   Uncertainty of Commercialization of the ACSA Solution; Importance of ACSA to Growth. The Company's ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in the Company's ability to improve its operating margins and remain competitive. The Company's ability to market the ACSA Solution successfully will depend on the Company convincing potential customers of the benefits of the ACSA Solution. The Company has only recently commenced marketing the ACSA Solution. The Company recently completed construction of its first ACSA Center located in Industry, California. No ACSA Center is currently in operation and the Company currently has no sales revenue attributable to the ACSA Solution or an ACSA Center. The first ACSA Center will not be operational until the dispute with CASI is resolved, testing is completed and ACSA dedicated staff are in place. Although the Company is engaged in negotiations and discussions with a number of potential customers, there can be no assurance that any such discussions will lead to significant sales of the ACSA Solution, or that the ACSA Solution will attain market acceptance. There can be no assurance that the Company will be successful in the implementation, marketing and sale of ACSA Solution services. Any failure by the Company to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or any significant delays in introduction of ACSA services, could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Dependence on CASI for Development and Enhancement of Configuration Software. Under the Company's License Agreement with Computer-Aided Software Integration, Inc. ("CASI"), CASI retains the source code of the Configurator software required to operate the automated software configuration functions of the Company's planned ACSA Solution and ACSA Centers, and retains all rights to modify and enhance the Configurator software. CASI has agreed to provide the Company with all enhancements and upgrades to the Configurator software used internally or distributed by CASI to its customers, and to develop additional enhancements requested by the Company at the Company's sole expense. Any enhancements requested by the Company and implemented by CASI at CASI's expense may be incorporated in the generally distributed version of CASI's software. If CASI determines not to fund development of an enhancement then CASI must prepare the enhancement at pre-agreed rates and ownership of the requested enhancement will belong to the Company. Although the Company had anticipated implementing the ACSA Solution by December 31, 1998, the Company has experienced significant delays in implementing the ACSA Solution due primarily to a dispute related to the Reseller Agreement dated September 15, 1997, with CASI and CASI's subsequent refusal to provide the Company with the necessary training to operate its Configurator software and related technical support. CASI is obligated to provide such training and technical support to the Company under the terms of the License Agreement, dated September 15, 1997, by and between the Company and CASI, pursuant to which the Company licensed the Configurator software. The Company is attempting to resolve the delays it is experiencing with CASI. The delays in implementing the ACSA Solution also result, in part, from staff turnover. While there can be no assurance, the Company currently anticipates the availability of the ACSA Solution in the fourth quarter of fiscal year 1999. Delays in implementing the ACSA Solution have caused the Company to derive its revenues almost exclusively from the Company's computer products distribution business, which has gross margins significantly lower than those the Company believes to be available in the system configuration business. In light of high legal expenses inherant in litigating the matter, the company opted to negotiate an amicable resolution with CASI. Based on current discussions, the Company believes that it will reach an amicable outcome in this matter with CASI. However, there can be no assurance that the Company will succeed in reaching a solution to the dispute with CASI that is acceptable to the Company. Further failure by CASI to promptly and adequately perform its obligations under its license agreement with the Company would have a material adverse effect on the Company. Furthermore, there can be no assurance that CASI will fully comply with its contractual obligations to the Company, that CASI will dedicate sufficient software development capacity to satisfy the Company's requirements, or that the Company's remedies in the event CASI does not perform its obligations will be adequate. The Company has no capability to internally develop any enhancements or upgrades. Failure or delay by CASI to fulfill the Company's anticipated needs for enhancement and upgrading of the Configurator software would adversely affect the Company's ability to market ACSA services and to become and remain competitive in the software configuration market. In the event that CASI fails to meet its obligations under the license, the Company has, among other rights, the contractual right to the source code underlying the software, but there can be no assurance that the Company will be able to obtain the source code in a timely manner, if at all, because CASI is in possession of the only copies of the source code. Even if the Company is able to obtain the source code under such circumstances, internal maintenance and enhancement of the source code could place a significant financial burden on the Company. See "Legal Proceedings."

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

   Management of Growth. Implementation of the Company's business plan, including implementation of ACSA Solution services and the Company's internet strategy and the general strains of the Company's growth will require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's business, operating results and financial condition.

   Risk of Potential Joint Ventures or Acquisitions. In the future, the Company may acquire complementary companies, products or technologies and, although no specific acquisitions currently are pending the Company has been negotiating possible joint ventures to further its internet strategy. Acquisitions and joint ventures involve numerous risks, including adverse short-term effects on the combined business' reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities. A portion of the net proceeds of the Initial Public Offering may be used to fund such acquisitions at the broad discretion of the Board of Directors. The Board of Directors may consummate such acquisitions or joint ventures, if any, without permitting shareholders to review or vote on such transactions, unless required under applicable law.

   Construction of First ACSA Center. The Company has used approximately $200,000 of the net proceeds from the Initial Public Offering to complete construction of and to equip its first ACSA Center. It is expected that the construction will require a substantial time commitment of certain members of management. Although the first ACSA Center has been constructed, it is not expected to be operational until the end of the fourth quarter 1999. Any delay in completion of the first ACSA Center could result in delays in the commencement of sales of assembly and custom software configuration services and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to complete the ACSA Center at the budgeted price. Additionally, there can be no assurance that the ACSA Center will be available on time or that the Company will be successful in timely hiring and training engineers and technicians necessary to commence operations of the ACSA Center. Any such delay would delay the Company's ability to commence offering the ACSA Solution and have a material adverse effect upon the Company's business, operating results and financial condition.

   Rapid Technological Change; New Product Introductions. The markets for the Company's ACSA technology and its internet strategy are characterized by rapidly changing technology and frequent new product introductions. Even if the Company's ACSA Solution services using its licensed Configurator software and its internet strategy gain initial market acceptance, the Company's success will depend, among other things, upon its ability to enhance the ACSA Solution services and its internet strategy and to develop and introduce new products and services that keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products or offer new services successfully, that such new products or services will gain market acceptance, or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a loss of market share or revenues.

     Uncertainty of Commercial Acceptance of Internet Strategy. The Company has developed, and is in the early stages of implementing, an internet strategy that is intended to give the Company, among other things, e-commerce and internet auction capabilities. The Company's ability to market its internet strategy will depend on the Company convincing potential customers of the benefits of transacting business with the Company using its internet capabilities. To date, the Company's e-commerce and internet auction websites are not operational, and the Company has not begun to market an e-commerce or internet auction capability to its existing and potential customers. There can be no assurance that the Company will be able to convince existing and potential customers to transact business with the Company over its e-commerce and internet auction websites. Failure by the Company to convince existing and potential customers to utilize e-commerce and internet auction websites to transact business with the Company will have a material adverse effect on the Company's internet strategy.

     Reliance On Third Parties To Develop And Service E-commerce and Internet Auction Websites. The Company depends on OTT to develop and service the e-commerce and internet auction websites which the Company expects to develop in connection with its internet strategy and, therefore, is only partially able to control the development of and implementation of its internet strategy. The ability of the Company to timely develop an internet capability is dependent, to a significant degree, on OTT. If the Company's relationship with OTT is terminated, the Company would be forced to either enter into a relationship with another third party provider or undertake to develop and service its internet strategy internally. This would likely require the Company to incur additional expenses in connection with such conversion and result in a significant delay in the implementation of the Company's internet strategy.

     Success of Internet Strategy Dependent Upon The Continued Growth Of Online Commerce. The long-term viability of the Company's internet strategy depends upon widespread consumer acceptance and use of the Internet as a medium of commerce. Use of the Internet e-commerce is at an early stage of development, and demand and market acceptance for recently introduced services and products over the Internet is very uncertain. The Company cannot predict the extent to which consumers will be willing to shift their purchasing habits to the online medium.

     The Internet may not become a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure, delayed development of enabling technologies and inadequate performance improvements. In addition, the Internet's viability as a commercial marketplace could be adversely affected by increased government regulation. Changes in or insufficient availability of telecommunications services or other services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally. Also, negative publicity and consumer concern about the security of transactions conducted on the Internet and the privacy of users may also inhibit the growth of commerce on the Internet.

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

   Disclosure Regarding Forward-Looking Statements. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

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

     CASI is obligated to provide training and technical support to the Company under the terms of the License Agreement, dated September 15, 1997, by and between the Company and CASI, pursuant to which the Company licensed the Configurator software. To date, CASI has failed to provide such training and technical support to the Company, which has resulted in the delays of the implementation of the ACSA Solution. The Company has opted to resolve the CASI matter amicably and is attempting to reach an agreement with CASI. However, the Company will keep it's legal options open pending final resolution of this matter. However, there can be no assurance that the Company will succeed in reaching a solution to the dispute with CASI that is acceptable to the Company.

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     In October, 1998, the Company issued to 8607 Colonial Group, Inc. ("Colonial") an option (the "Colonial Option") to purchase up to 50,000 shares of the Company's Common Stock at an initial exercise price of $5.00 per share. Colonial provides public relations consulting services to the Company. The Colonial Option vested as to 5,000 shares immediately upon issuance and vests, as to the remaining 45,000 shares, monthly beginning October 1998 and ending June 1999.

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

     As of December 31, 1998, the Company had used the proceeds as follows: (i) payments on notes payable of $1,200,000, (ii) purchases of fixed assets - $279,000, (iii) repurchase of stock from shareholder for $300,000 and (iv) investment in OTT of $100,000. The remaining proceeds of $9,321,000 are available to fund the construction of the First ACSA Center, payment to OTT for $900,000, and for working capital.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of Shareholders of Cumetrix Data Systems Corp. (the "Annual Meeting") took place on Monday, October 5, 1998, at the offices of the Company.

     The Company's six directors, namely Max Toghraie, James Ung, Mei Yang, Nancy Hundt, David Tobey and Philip Alford were re-elected and will continue to act in their same capacities in the ensuing year. Actual votes cast at the meeting were as follows:

     Max Toghraie   7,044,866 votes for and 16,100 withheld.
     James Ung      7,044,866 votes for and 16,100 withheld
     Mei Yang       7,043,866 votes for and 17,100 withheld
     Nancy Hundt    7,044,866 votes for and 16,100 withheld
     David Tobey    7,044,866 votes for and 16,100 withheld
     Philip Alford  7,044,866 votes for and 16,100 withheld

     Also approved at the Annual Meeting was the increase of the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Company's 1997 Stock Plan from 500,000 shares to 1,000,000 shares. Actual votes cast at the meeting were as follows: 4,777,166 votes for, 139,650 against and 10,250 abstaining. 2,133,900 shares did not vote on the proposal.

     No other matters were voted on by the shareholders of the Company at the Annual Meeting.

ITEM 5.   OTHER INFORMATION
               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               10.1 Loan and Security Agreement, dated as of October 22, 1998, by and between the Company and Finova Capital Corporation

               10.2 Schedule to Loan and Security Agreement, dated October 22, 1998

               10.3 Secured Revolving Credit Note, dated as of October 22, 1998, by the Company in favor of Finova Capital Corporation

               10.4 Preferred Stock Purchase Agreement, dated as of December 15, 1998, by and between the Company and Online Transaction Technologies, Inc.

               10.5 First Stock Option Agreement, dated as of December 30, 1998, by and between the Company and Online Transaction Technologies, Inc.

               Exhibit 27 Financial Data Schedule

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            CUMETRIX DATA SYSTEMS CORP.

Date: February 16, 1999                     /s/ Carl L Wood
                                            Chief Financial Officer

                                 Exhibit Index
                                 -------------

10.1 Loan and Security Agreement, dated as of October 22, 1998, by and between the Company and Finova Capital Corporation

10.2  Schedule to Loan and Security Agreement, dated October 22, 1998

10.3 Secured Revolving Credit Note, dated as of October 22, 1998, by the Company in favor of Finova Capital Corporation

10.4 Preferred Stock Purchase Agreement, dated as of December 15, 1998, by and between the Company and Online Transaction Technologies, Inc.

10.5 First Stock Option Agreement, dated as of December 30, 1998, by and between the Company and Online Transaction Technologies, Inc.

27    Financial Data Schedule.