Form 10-K405
period 1999-03-31
CUMETRIX DATA SYSTEMS CORP
filed 1999-10-15
CIK 1051067

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
              __________________________________________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 1999
              __________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
            (Exact name of Registrant as specified in its charter)


           California                        5045                            95-4574138
(State or other jurisdiction of         (Primary Standard                  (I.R.S.  Employer
 incorporation or organization)         Industrial Classification         Identification No.)
                                        Code Number)

              __________________________________________________

            John L. Davidson, President and Chief Executive Officer
                 957 Lawson Street, Industry, California 91748
                                (626) 965-6899
             (Address of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:


                  Title of each class                             Name of each exchange on which registered
              Common Stock, No Par Value                                   [Boston Stock Exchange]

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 30, 1999 was $6,919,007 based on a $2.30 average of the high and low sales prices for the Common Stock on such date. For the purpose of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of October 6, 1999, the Company had 7,392,500 shares of Common Stock outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                    Part I
                                                                                                   Page
Item 1.     Business                                                                                3
Item 2.     Properties                                                                              8
Item 3.     Legal Proceedings                                                                       8
Item 4.     Submission of Matters to a Vote of Security Holders                                     8

                                    Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                   8
Item 6.     Selected Financial Data                                                                10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                          12
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks                            27
Item 8.     Financial Statements and Supplementary Data                                      F-1-F-21
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                                   28

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant                                    28
Item 11.     Executive Compensation                                                                30
Item 12.     Security Ownership of Certain Beneficial Owners and Management                        32
Item 13.     Certain Relationships and Related Transactions                                        33

                                    Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                       34

             Signatures                                                                            36

ITEM 1.  BUSINESS.

     Cumetrix Data Systems Corp. (the "Company") is a direct marketer and distributor of computer systems and hardware components, and a provider of computer configuration and assembly services, to consumers, value added resellers ("VAR"), and end-users in the government, education and small office/home office marketplace. The Company markets its products through three primary channels: an online store, suredeals.com, an internal telemarketing
                                   -------------
sales force, and strategic relationships with other Internet marketing companies and key components suppliers.

     Computer Products Distribution

     The Company's principal business during fiscal 1999, providing substantially all of the Company's revenues for the year, was the procurement and wholesale distribution of a broad range of Computer Products. These products include components such as high capacity storage devices, CD-ROMs and CD Recorders, network adapters, hubs, modems and ZIP drives, as well as memory, CPUs, and other items for personal computers.

     The Company reduced its dependence on the Computer Products business at the end of fiscal 1999 as a result of competitive and market conditions and the resulting inability to operate the business with gross margins sufficient to avoid recurring losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company also holds a 29% equity interest in Online Transaction Technologies, Inc. ("OTT"), an e-commerce software development company focused on business to business auction software solutions.

     The Company was incorporated in California on April 2, 1996 under the name Data Net International, Inc. On January 6, 1998, the Company changed its name to Cumetrix Data Systems Corp. The Company's executive offices are located at 957 Lawson Street, Industry, California 91748. Its telephone number is 626-965-6899, and its facsimile number is 626-965-8159.

     Computer Sales

     During fiscal 1999, the Company had more than 700 active customers. No customer accounted for more than 10% of net sales.

     The Company previously marketed its wholesale Computer Products exclusively via a direct sales staff, using telemarketing techniques to identify, qualify and close business. In the middle of fiscal 1998, the Company began to develop a channel program to sell its Computer Products through OEMs, SIs, and ISVs.
The Company's representatives compete for sales on the basis of product knowledge, product selection targeted to the Company's customer base and competitive pricing. Commencing in the fourth quarter, with the Company's shift to Internet computer and component sales, the Company's sales staff has been assigned new functions and responsibilities. As of March 31, 1999, the Company employed 13 sales representatives. This sales staff now operates primarily as an Internet based marketing force focused on generating VAR and reseller leads for the Company's e-commerce site, suredeals.com, as well as sales of additional
                                   -------------
configuration and upgrade services to our web site's end-user and retail customers.

     Internet Computer Sales

     Since April, 1999, the Company's principal business focus has been the electronic sale and marketing of computer systems and components through a direct business to business and business to consumer model. The Company currently offers approximately 450 personal computer products from over 50 manufacturers, including hardware, peripherals, accessories, networking products and software. The Company selects the products that it sells based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties.

     The Company markets its products and services through: its Internet Web site, suredeals.com, other Internet marketing partners such as Onsale, Inc., and
      -------------
its outside sales representatives and telemarketing sales representatives. Through its e-commerce site, the company provides its customers product information and pricing, and enables its customers to place electronic orders for a range of computers and computer related products as well as perform online PC configuration and customization tasks. The Company is in the final stages of opening an e-commerce auction site, sureauctions.com, which is scheduled to be
                                    ----------------
launched and, upon completion of beta testing, the Company expects the site to be fully operational in the third quarter of fiscal 2000.

     The goal of suredeals.com is to provide a broad array of fully configured
                 -------------
personal computers and related products to consumers and businesses. The Company will attempt to leverage its knowledge of the computer industry and the Internet, and its ability to deliver competitive levels of customer service.
The Company has focused primarily on sales of upgrades and additional configuration services as a way to enhance its relatively low margins on entry level systems sales. This strategy gives the Company the ability to offer low cost and convenient custom configuration services to both end user and corporate markets.

     The Company offers a limited 30-day money back guarantee for most unopened products and selected opened products, although some products are subject to restocking fees. Substantially all of the products marketed by the Company are warranted by the manufacturer. The Company generally accepts returns directly from the customer and then either credits the customer's account or ships the customer a similar product from the Company's inventory. The Company typically offers a one-year limited parts and labor warranty on all computer systems it markets through its various sales channels and Internet marketing partners. The Company offers longer warranty terms at an additional cost.

     Automated Custom Configuration and Assembly -- The ACSA Solution

     The Company has completed steps in the planning of a fully automated systems integration and configuration process, referred to as the Automated Custom System Assembly Solution (the "ACSA Solution"), incorporating licensed proprietary software. Currently, the Company is evaluating the suitability of the process under current and anticipated market conditions, as well as implementation steps designed to efficiently use the process in the context of its core businesses. The Company's ACSA Center is intended, assuming full implementation, to replace a manual process with an automated assembly line, and enable the Company's customers to outsource their procurement, warehousing, assembly, staging and shipping processes. By implementing manufacturing processes, like the ACSA Center concept, which are designed to automate the assembly of custom systems, the Company intends to position itself as a low cost, high value provider of outsourcing services to the systems distribution and end user markets.

     The Company has experienced delays in its implementation of the ACSA Solution. The Company has substantially completed construction of the first ACSA Solution production line ("ACSA Center") located at the Company's facility, but it has not commenced use of the licensed custom configuration software or implemented the ACSA Solution. The Company does not expect the ACSA Center to be operational at its premises in Industry, California prior to March 31, 2000 and a launch schedule is dependent on the results of the Company's evaluation described above. As a result of these delays, and subject to the evaluation conclusions, the Company will likely incur additional costs and devote additional time to effect the implementation of the ACSA Solution. Due to these increased anticipated costs (and other factors discussed elsewhere), the Company has written off its investment in capitalized software related to ACSA as of March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Internet Computer Marketing Sales and Customers

     On April 25 1999, the Company launched suredeals.com, it's commercial
                                            -------------
Internet web site. On the same date, the Company began accepting electronic orders. Product descriptions and prices are provided on-line, with full, updated information for over 450 items and on screen images available for over 400 items. The Company offers, and continuously updates, selected product offerings and other special buys.

     The Company's marketing and advertising programs include advertising on national radio and web sites as well as placement of evaluation systems for review by leading magazines and websites designed to increase brand awareness within the industry. The Company recently launched a national advertising campaign aimed at boosting public-awareness of its web site suredeals.com
                                                            -------------
through banner and e-mail advertising on other trade sites such as PCworld.com. The Company also launched a national radio advertising campaign with the number one nationally syndicated radio program targeted to computer savvy buyers.

     Vendor Relationships and Procurement

     During fiscal 1999, the Company had relationships with manufacturers and distributors around the world as suppliers of its Computer Products business. The Company was a reseller of selected product lines and single components from major manufacturers, including Western Digital Corporation, Adaptec Inc., Fujitsu Computer Products of America, Samsung Electronics Co. Ltd., Quantum Corporation, Maxtor Corporation, Matrox Electronics Systems, Ltd., Goldstar L.G. Electronics, Intel Corporation, Toshiba Corporation and Pioneer Electronics Corp. In the distribution channel, major suppliers included DSS Technology Distribution Partners, Inc. ("DSS"), Maxtor Corporation, Canara Technologies, Alpha Computers, Tech Data, Merisel Incorporated and Toshiba Corporation. For the years ending March 31, 1999 and 1998, DSS, a distributor of hard drives to the Company, accounted for 55% and 64%, respectively, of the Company's purchases. As a result of the Company's substantial exit from the Computer Products business, the Company's vendor mix has changed significantly and purchases from DSS are not expected to be significant in future periods.

     The Company's Internet Computer and Computer Products Sales business procures products from major manufacturers, including Advanced Micro Devices,

Inc. ("AMD"), Intel Corp., Diamond Multimedia, Inc., Teac, Inc., Adaptec and others. The Company believes that its relationships with its vendors are satisfactory and does not believe that the loss of its relationship with any other of its vendors would materially adversely affect its business. See "Cautionary Statements and Risk Factors-Dependence Upon Relationships with Vendors".

     Inventory Management

     The Company's vendor relationships enable it to receive generally prompt and consistent deliveries. The Company attempts to maintain a limited inventory, and as a result avoid certain costs associated with the traditional distribution model, including capital costs associated with the warehousing of products, obsolescence costs, inventory finance costs, the costs of computer inventory and tracking systems, and the costs associated with the need to employ personnel for stocking and shipping duties. On March 23, 1998, the Company moved into a facility of approximately 21,900 square feet of office and warehouse space. In the year ended March 31, 1999, the Company shipped approximately $62,900,000 of Computer Products, turning inventory at rate of approximately 29 times. The Company has negotiated RMA terms with its vendors generally permitting rapid replacement of parts returned by customers. Rapid replacement of such parts assists the Company in reducing inventory costs (by increasing the speed of inventory turns) and assists the company to improve customer satisfaction.

     During the last three months of fiscal 1999, market volatility increased, causing inventories to depreciate more rapidly than in prior periods. Based on the incorrect assumption that prices for major inventory categories such as hard drives and CPUs would recover, the Company did not react in a timely manner to these market conditions. As a consequence, the Company increased inventory reserves by $516,000 in the fourth quarter of fiscal 1999.

     Competition

     Internet retailing and electronic commerce in general is a rapidly evolving and intensely competitive environment. There are few barriers to entry and current or new competitors can launch new sites quickly and inexpensively. In addition, the computer products industry as a whole is intensely competitive. Our current competitors include: mass merchants and traditional retailers such as CompUSA, mail-order retailers such as CDW, Micro Warehouse, Insight and Creative Computers, Internet-only computer retailers such as Buy.com, and manufacturers that sell directly over the Internet or by telephone such as Dell and Gateway, as well as many other computer manufacturers.

     The primary competition for the ACSA Centers will most likely be large computer manufacturers such as IBM Corp., Dell Computers and Compaq Computer, Inc. which provide custom configuration and automated software configuration for standardized systems. Also, large distributors such as Ingram Micro Inc., Vanstar Corp., Tech Data and CompuCom Systems, Inc. in the systems integration and network services market; network software and equipment providers such as Cisco Systems Inc. that sell networking hardware and offer automated software configuration to ensure compatibility between networks and hardware; and the internal departments within the target markets currently performing hardware and/or software configuration; and consulting and integration companies which offer manual software configuration services.

There are also retail chains such as CompUSA that offer configuration and distribution services. CASI and/or Datatec may directly enter into the Company's integration and configuration markets using the software the Company has licensed from CASI. While no operating division or subsidiary of Datatec is currently competing in the Company's markets, there can be no assurance that Datatec will not decide to directly compete with the Company in the future. Further, the terms of CASI's license allow CASI to license the software used in the ACSA Solution and the ACSA Centers to new or existing direct competitors of the Company.

     Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources. The Company believes that the principal competitive factors in its market include: brand recognition, customer service, selection, convenience and price. Many of the Company's competitors have adopted aggressive pricing policies in order to gain market share and build brand recognition. In addition, as use of the Internet and other online services increases, the Company believes that competition may increase as online retailers are acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed companies. Such increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. This could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     Government Regulation

     The Company's business is or will be subject to a number of regulations relating to the Internet and auctioneering. Several states have laws that regulate auctions and auction companies within their jurisdiction. The burdens of complying with auctioneering laws in other states could materially increase the Company's cost of doing business. Similarly, other states may construe their existing laws governing issues such as property ownership, sales tax, libel and personal privacy to apply to Internet companies servicing consumers within their boundaries. Resolution of whether or how such laws will be applied is uncertain.

     Tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that would impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Information Act was signed into law, placing a three-year moratorium on new state and local taxes on Internet commerce. The Company's business may be harmed by the passage of laws in the future imposing taxes or other burdensome regulations on Internet commerce.

     Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase the Company's cost of doing business or otherwise have a harmful effect on the Company's business.

     Because the Company's products are available over the Internet in multiple states and foreign countries, and because the Company sells to numerous consumers resident in such states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. The Company is qualified to do business in California only, and failure to qualify as a foreign corporation in a jurisdiction where the Company is required to do so could subject the Company to taxes and penalties.

     Employees

     As of March 31, 1999, the Company had 41 full time employees. At that time, the Company employed 13 sales, 3 purchasing, 2 technical support and assembly, 12 administrative and finance, 4 customer service, 2 internet service and 10 warehousing and delivery related personnel. The Company does not have any unionized employees and believes its relationship with its employees is satisfactory. During the course of its investigation into certain improprieties and record-keeping irregularities (See "Management Discussion and Analysis of Financial Condition and Results of Operations"), the Company identified certain employees who may be subject to disciplinary action, including termination. Taking this disciplinary action may result in disruption to operations and may adversely affect the results of operations.

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

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters is located in a leased facility in Industry, California comprised of approximately 21,900 square feet of office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS.

     Although the Company is engaged in certain routine legal proceedings, the Company is not aware of any legal proceedings or claims that it believes will have a material adverse effect on the Company or its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock commenced trading on April 8, 1998 on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "CDSC" and the Boston Stock Exchange under the symbol "CDS". Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth, for the period indicated, the high and low closing prices per share of the Common Stock as reported by Nasdaq.

                                                                              PRICE RANGE
                                                                      HIGH                   LOW
Year Ended March 31, 1999
Quarter ended June 30, 1998
      (from April 8, to June 30, 1998)                                6.91                   6.00
Quarter ended September 30, 1998                                      6.94                   4.25
Quarter ended December 31, 1998                                       5.63                   3.88
Quarter ended March 31, 1999                                          7.63                   3.56

     The Company's stock was delisted from Nasdaq and the Boston Stock Exchange for failure to meet their standards--primarily due to the Company's failure to keep current its reports to the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934.

     Delisting could materially adversely affect the trading market for the Common Stock and the Company's access to the capital markets. It will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. At the date of the filing of this report, the Company could not qualify for initial listing on Nasdaq. The Company may never be able to meet the requirements for initial listing on Nasdaq.

     The closing sale price of the Common Stock on August 30, 1999 was $2.25 per share (see "Cautionary Statements and Risk Factors - Delisting"). Because the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in it is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our Common Stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

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

     Use of Proceeds

     The Company's Registration Statement on Form S-1 (File No. 333-43151) relating to the offer and sale (the "Offering") of an aggregate of 2,350,000 shares-(the "Firm Shares") of Common Stock, without par value (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission (the "Commission") on April 7, 1998. The managing underwriter for the offering was Joseph Stevens & Company, Inc. (the "Managing Underwriter").

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

     As of March 31, 1999, the Company had used the Offering proceeds as follows: (i) payments on notes payable of $1,200,000; (ii) purchases of fixed assets of $496,000; (iii) repurchase of stock from shareholder for $300,000; and
(iv) investment in OTT of $1,000,000. The remaining proceeds of $8,204,000 are available to fund working capital.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for the years ended March 31, 1999 and 1998 and for the period from April 2, 1996 (inception) to March 31, 1997, and the balance sheet data as of March 31, 1999 and 1998 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The balance sheet data at March 31, 1997 are derived from audited financial statements not included in this Form 10-K. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                                               Year ended                   Year ended                    Period from
                                               ----------                   ----------                    -----------
                                                March 31,                    March 31,                   April 2, 1996
                                                ---------                    ---------                   -------------
                                                  1999                         1998                       (Inception)
                                                  ----                         ----                       -----------
                                                                                                          to March 31,
                                                                                                          ------------
                                                                                                             1997
                                                                                                             ----
Statements of Operations Data:
Net sales:
      Nonaffiliates                             $ 62,633,340                $ 70,154,439                 $ 25,407,403
      Affiliate(1)                                   -                         1,391,300                      532,800
      Other (2)                                    1,180,010                     949,735                      -
                                                ------------                ------------                 ------------
                                                  63,813,350                  72,495,474                   25,940,203
Cost of products:
      Nonaffiliates                               61,763,312                  67,422,362                   24,615,411
      Affiliate(1)                                   -                         1,314,408                      523,590
      Other (2)                                    1,148,321                     731,727                      -
                                                ------------                ------------                 ------------
                                                  62,911,633                  69,468,497                   25,139,001
Gross profit:
      Nonaffiliates                                  870,028                   2,732,077                      791,992
      Affiliate(1)                                   -                            76,892                        9,210
      Other (2)                                       31,689                     218,008                      -
                                                ------------                ------------                 ------------
                                                     901,717                   3,026,977                      801,202
Selling, general and
 administrative expenses                           3,292,569                   1,542,294                      751,133
Write-off of capitalized purchased
 software                                          1,100,000                           -                      -
                                                ------------                ------------                 ------------
Income (loss) from operations                     (3,490,852)                  1,484,683                       50,069
Interest income                                     (514,345)                    (68,158)                     -
Interest expense                                       4,652                     239,791                        9,334
Loss on Equity investment                            122,000                     -                            -
Other (income) expense, net                           (1,365)                     10,160                        5,871
                                                ------------                ------------                 ------------
Income (loss) before provision for income
 taxes                                            (3,101,794)                  1,302,890                       34,864
Provision (benefit) for income taxes                (102,228)                    579,738                        9,500
                                                ------------                ------------                 ------------
      Net income (loss)                         $ (2,999,566)               $    723,152                 $     25,364
                                                ============                ============                 ============

Basic and diluted earnings (loss) per
 share                                          $      (0.41)               $       0.16                 $       0.01
                                                ------------                ------------                 ------------
Weighted average number of common
 shares outstanding
    -Basic (3)                                     7,364,828                   4,544,759                    3,310,573
    -Diluted (3)                                   7,364,828                   4,639,041                    3,310,573


                                                               As of March 31,
                                                               ---------------
                                                  1999              1998              1997
                                                  ----              ----              ----
Balance Sheet Data:
      Working capital                        $  8,420,382     $     97,504       $   154,160
      Total assets                             14,323,787       12,185,185         1,855,241
      Total liabilities                         4,511,423       10,394,080         1,579,877
      Retained earnings
       (deficit)                               (2,251,050)         748,516            25,364
      Shareholders' equity                      9,812,364        1,791,105           275,364


(1) Relates to sales at fair market value made to Samax Technology Inc., a company controlled by the mother of Mr. Max Toghraie. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(2) Relates to unauthorized sales to customers which management believes are on terms more favorable than given to other customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


(3) See Note 2 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted earnings (loss) per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company and should be read in conjunction with "Selected Financial Data" and the financial statements and the notes thereto, each of which is included elsewhere in this Form 10-K. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

Overview

     The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software (the "Computer Products Business"). In December of 1996, the Company entered the system configuration business.

     The Company substantially reduced its dependence on its Computer Products Business at the end of fiscal 1999 as a result of the inability of the Company to operate the business with gross margins sufficient to avoid recurring losses. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies from major manufacturers and reduced overall demand in the personal computer industry. The Company did not fully anticipate the severity of this issue or react adequately. As a result of these pricing pressures, the Company's margins were pressured and the Company attempted to shift to higher margin wholesale computer product sales. The Company was unable to be competitive in this area, and business and operating results were adversely affected.

     The Company has also been attempting to implement its ACSA automated custom software configuration assembly line solution. In this regard, the Company has invested in fixed assets comprising an assembly line and related computer equipment. The Company has also entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's ACSA Solution. The Company paid CASI a onetime license fee of $1.1 million. The payments under the CASI Note were initially capitalized. However, the Company has not, as of the date of this filing, implemented the configurator software or made any significant use of the automated assembly lines installed at the Company's ACSA Center. The Company has experienced substantial delays in its implementation of the ACSA solution and although the Company has completed construction of the first ACSA solution production line ("ACSA Center") located at the Company's facility, the Company has not commenced use of the licensed custom configuration software or implemented the ACSA Solution. The Company's initial ACSA strategy included plans to implement the ACSA Solution through joint ventures, through multiple ACSA Centers installed at assembly sites and through the resale of licenses for the ACSA Solution software. The resolution of the Company's dispute with CASI does not include rights to the Company for the resale of licenses for the ACSA Solution software. Due in part to lengthy delays in implementing ACSA Services, competing software configuration technologies have had an opportunity to gain market acceptance and achieve a level of public recognition that may make it more difficult for the Company to effectively market and sell ACSA services. The Company does not expect the ACSA Center to be operational at its premises in Industry, California prior to March 31, 2000 and a launch schedule is dependent on the results of the Company's evaluation described above. As a result of these delays, and subject to the evaluation conclusions, the Company will likely incur additional costs and devote additional time to effect the implementation of the ACSA Solution. Due to these increased anticipated costs (and other factors discussed elsewhere), the Company has written off its investment in capitalized software related to ACSA as of March 31, 1999, and the Company may not generate any revenues from the ACSA Solution.

Results of Investigation

     On July 13, 1999 the Company announced the preliminary results of an internal investigation into certain improprieties and record-keeping irregularities. In connection with this investigation, James Ung, the President of the Company and a director, and Mei Yang, the Secretary and Treasurer of the Company and a director, have been relieved from all executive officer and employment responsibilities held by them. The Company intends not to nominate Mr. Ung and Ms. Yang for election as directors at the Company's next annual meeting.

     Additionally, the Audit Committee of the Company's Board of Directors directed counsel to retain a special investigative unit of the Company's outside auditors, Arthur Andersen LLP, to assist it in the investigation.

     As a result of the investigation, the Company was not able to timely file its Annual Report on Form 10-K. The Company has contacted the staff of the Securities and Exchange Commission to provide complete details of the preliminary results of the internal investigation.

     Subject to its review of final conclusions of the investigation, the Company will take appropriate actions to mitigate any damages to the Company resulting from events giving rise to the investigation.

     The record-keeping irregularities and other improprieties reported in the conclusions of the investigation resulted in a reduction of reported revenues and cost of products during the second and third quarters of fiscal 1999 of $166,000 and $240,000, respectively, from previously reported revenues of $19,418,109 and $16,251,491, respectively. Other record-keeping errors also resulted in a reduction of reported net income during the second and third quarters of $14,873 and $109,776 respectively, from previously reported net income (loss) of $86,493 and ($110,006), respectively. As a result, the Company has restated the financial statements set forth it in its Quarterly Reports on Form 10-Q for the applicable periods.

Results of Operations

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the years ended March 31, 1999, 1998 and 1997. The Company has a limited history of operations.

Year ended March 31, 1999 and 1998

     Net Sales. Net sales for the year ended March 31, 1999 were $63,813,350 compared to $72,495,474 for the year ended March 31, 1998. This decrease of $8,682,124 in net sales is attributable to continued industry oversupply, resulting pricing pressures, the Company's unwillingness to compete for lower margin business and a significant decrease in sales during the fourth quarter as the Company discontinued its emphasis as a distributor of hard drives.

     Cost of Products. Cost of products decreased $6,556,864 from $69,468,497 to $62,911,633 for the year ended March 31, 1998 and 1999 respectively. This decrease is mainly attributable to the decrease in net sales and was offset by increases in inventory reserves of approximately $516,000 recorded during the fourth quarter. In connection with the fraud investigation, the Company has also accrued a liability of $150,000 for the unauthorized sales of software.

     Gross Profit. Gross profit for the year ended March 31, 1999 was $901,717 compared to $3,026,977 for the year ended March 31, 1998. Gross profit as a percentage of net sales was 1.4% for the year ended March 31, 1999 compared to 4.2% for the year ended March 31, 1998. This represents a 67% decrease in gross profit ratios, and is mainly attributable to industry oversupply, the resulting pricing pressures facing the industry as a whole and additional inventory reserves required to reduce inventory levels to net realizable values based upon the continuing drop in prices of acquired product in the fourth quarter and subsequent to year end along with the impact of the reserve for unauthorized sales of software.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for year ended March 31, 1999 were $3,292,569 compared to $1,542,294 for the year ended March 31, 1998.

     The major components of selling, general and administrative expenses for the periods include the following:


                                                                     March 31,             March 31,
                                                                       1999                  1998
                                                                 -----------------     -----------------
Payroll (including commissions)                                     $ 1,488,000          $   987,443
Write-off of related party receivable                                    -                   100,000
Rent                                                                     74,000               35,000
Insurance                                                                84,000               24,000
Advertising                                                             145,000                3,000
Legal, accounting and other                                             490,000               58,000
Credit and collection (including bad debt expense)                      433,000              154,000
Internet Development & Support                                           65,000               -
Depreciation & amortization                                              89,800                9,000
Other (under 5%)                                                        423,769              171,851
                                                                    -----------          -----------
   Total                                                            $ 3,292,569          $ 1,542,294
                                                                    ===========          ===========

  The increase of $1,750,275 in selling, general and administrative expenses is attributable to increased staff and overhead to support the marketing activity of the Company. In addition, the Company hired additional personnel in all areas to facilitate growth of the Company's infrastructure and expansion. SG&A costs in the period included rent in a larger facility, D&O insurance costs, legal and accounting costs and other costs related to being a public company. The Company also recorded reserves related to litigation described elsewhere herein (see
Item 3, legal proceedings). In addition, in accordance with FAS No. 123, included in SG&A is a non-cash charge of $117,000 for options given to outside advertising consultants.

Write-Off of Capitalized Purchased Software


     The Company has been attempting to implement its ACSA automated custom software configuration assembly line solution. In this regard, the Company has invested in fixed assets comprising an assembly line and related computer equipment. The Company has also entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's ACSA Solution. The Company paid CASI a onetime license fee of $1.1 million. The payments under the CASI Note were initially capitalized. However, the Company has not, as of the date of this filing, implemented the configurator software or made any significant use of the automated assembly lines installed at the Company's ACSA Center. The Company has experienced substantial delays in its implementation of the ACSA solution and although the Company has completed construction of the first ACSA solution production line ("ACSA Center") located at the Company's facility, the Company has not commenced use of the licensed custom configuration software or implemented the ACSA Solution. Also, due to lengthy delays in implementing ACSA Services, competing software configuration technologies have had an opportunity to gain market acceptance and achieve a level of public recognition that may make it more difficult for the Company to effectively market and sell ACSA services. The Company does not expect the ACSA Center to be operational at its premises in Industry, California prior to March 31, 2000 and a launch schedule is dependent on the results of the Company's evaluation described above. As a result of these delays, and subject to the evaluation conclusions, the Company will likely incur additional costs and devote additional time to effect the implementation of the ACSA Solution. Due to these increased anticipated costs (and other factors discussed elsewhere), the Company has written off its investment in capitalized software related to ACSA as of March 31, 1999, and the Company may not generate any revenues from the ACSA Solution.

Interest Income

     Interest income of $514,345 for the year ended March 31, 1999 is primarily due to interest income earned on the investment of proceeds from the Initial Public Offering.

Interest Expense

     Interest expense for the year ended March 31, 1999 was $4,652 compared to $239,791 for the year ended March 31, 1998. This decrease was due to the amortization of deferred financing costs related to the Bridge Financing raised in November and December of 1997, which was repaid in April 1998 from the Initial Public Offering proceeds.

Loss on Equity Investment

     Loss on equity investment for the year ended March 31, 1999 was $122,000 which relates to our investment in Online Transaction Technologies. The Company's investment provided substantially all of OTT's working capital.

Net Loss

     Net loss for the year ended March 31, 1999 was $2,999,566 compared to net income of $723,152 for the year ended March 31, 1998. The decrease of $3,722,718 is mainly attributable to the decrease in gross profit, the write-off of capitalized purchase software costs, the loss on equity investment, and higher selling, general and administrative expenses, offset by interest income.

Year ended March 31, 1998 and 1997.

     Net Sales. Net sales for the year ended March 31, 1998 were $72,495,474 compared to $25,940,203 for the Company's first year of operations from April 2, 1996 (inception) through March 31, 1997. This increase of $46,555,271 in net sales was attributable to the growth of the Company's sales force from 4 to 9 individuals at the end of 1997 and 1998, respectively, and an increase in the Company's available combined purchasing credit (including its vendor credit and the Finova Line), from $1.3 million to $16.5 million (as a 90 day average available credit for the respective periods) which allowed the Company to increase its ability to purchase product to fulfill more sales orders. During the same period, the Company also began marketing its integration and configuration services, which accounted for $1.6 million of net sales in fiscal 1998.

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

     Gross Profit. Gross profit for the year ended March 31, 1998 was $3,026,977 compared to $801,202 in the year ended March 31, 1997. Gross profit as a percentage of net sales were 4.2% for the year ended March 31, 1998 compared to 3.1% for the year ended March 31, 1997. This represents a 36% increase in gross profit ratios, and is mainly attributable to strong product demand, the ability of the Company to purchase inventory at favorable prices, management's focus on a sales mix which favored products with higher profit margins and computer system integration sales, a more efficient shipping process implemented in the first quarter, tighter control and management of labor costs and implementation of operational objectives requiring management to focus on increasing efficiency.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for year ended March 31, 1998 were $1,542,294 compared to $751,133 for the year ended March 31, 1997, the Company's first year of operations.

     The major components of selling, general and administrative expenses for the periods include the following:


                                                                    March 31,        March 31,
                                                                      1998             1997
                                                                    ---------        ---------
Payroll                                                           $   757,748        $ 323,649
Commissions                                                           229,695           77,411
Write-off of related party receivable                                 100,000                -
Bad debt                                                               91,310           50,329
Other (under 5%)                                                      363,541          299,744
                                                                  -----------        ---------
   Total                                                          $ 1,542,294        $ 751,133
                                                                  ===========        =========

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

Interest Expense

     Interest expense for the year ended March 31, 1998 was $239,791 compared to $9,334 for the year ended March 31, 1997. This increase was due to the amortization of deferred financing costs related to the Bridge Financing raised in November and December of 1997 and repaid in April 1998.

Interest Income

  Interest Income of $68,158 for the year ended March 31, 1998 is primarily due to income earned on proceeds from the Bridge Financing.

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

  In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation ("Finova"). In September 1998, the Company entered into a new credit facility with Finova, which consists of a $20 million flooring line of credit, secured by certain inventory and equipment, as well as an additional $5 million revolving line of credit secured by accounts receivables and inventory. Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with this line are charged by Finova to the Company's vendors. At March 31, 1999, the Company's Finova line was $20 million and the Company had a payable to Finova Capital Corporation of approximately $1,285,659 included in accounts payable. The Company has not provided audited year end financial statements to Finova by June 29, 1999, and thus is not in compliance with their agreement. Finova has waived this covenant until October 31, 1999.

     Net cash used by operating activities during the year ended March 31, 1999 was primarily attributable to a loss from operations and decreases in accounts payable and income taxes payable. Net cash provided by financing activities for the year ended March 31, 1999 was due primarily to proceeds from the Company's Initial Public Offering, offset by payments on notes and deferred offering costs, and the repurchase of stock from a shareholder. Net cash used in investing activities was due to purchases of fixed assets, investment in a time deposit, and the investment in OTT.

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

General

  The Company has undertaken a Year 2000 Project (the "Project"). The Project addresses the issue of whether computer programs and imbedded computer chips will be able to distinguish between the years 1900 and 2000.

Project

  To be Year 2000 Compliant, IT and non-IT systems must (a) consistently handle data information before, during and after January 1, 2000, including accepting date input, providing date output, and performing calculations on dates or portions of dates, (b) function accurately and without interruption before, during and after January 1, 2000, without any change in operations associated with the turn of the century, and (c) store and provide output of date information in a manner that is not ambiguous as to the century. The Company has completed the implementation of a new accounting system that is Year 2000 Compliant.

  The Company continues to assess the computer systems of customers, vendors and other outside parties with whom the Company does business. The Company began this assessment during the third quarter of fiscal 1999. This assessment to date has not revealed significant potential problems requiring the Company to incur substantial costs.

Risks Associated with the Year 2000 Problem

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 Compliance of third party suppliers and customers, the Company is unable to determine at this time whether the consequences of any Year 2000 non-compliance will have a material impact on the Company's results of operations, liquidity or financial condition. The Project has significantly reduced the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 Compliance and readiness of its material suppliers, customers and other third parties. The Company believes that, with the implementation of the new accounting system and completion of the Project as scheduled, the possibility of significant interruptions of normal operations has been reduced. The Project will not, however, evaluate the effect of the Year 2000 problem on the computer products industry, the software configuration industry or related industries within which the Company does business, or the domestic or global economy. Any industry-wide or economy-wide effects of the Year 2000 problem may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

     Readers should understand that completion of the Project is conditioned upon numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that the Project objectives will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Project. A delay in specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability of locating and correcting all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third party liability.

  The Company's telephone system is not Year 2000 Compliant. The Company is in the process of installing a new phone system that is Year 2000 Compliant in the current quarter and does not believe the costs associated with this purchase will be more than $15,000.

Inflation

  The Company does not believe that inflation has had a material effect on its results of operations. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

CAUTIONARY STATEMENTS AND RISK FACTORS

Delisting

     The Company's stock has been delisted from Nasdaq and the Boston Stock Exchange for failure to meet their standards--primarily due to the Company's failure to keep current its reports to the Securities Exchange Commission, pursuant to the Securities Exchange Act of 1934.

     Delisting could materially adversely affect the trading market for the Common Stock and the Company's access to the capital markets. It will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. The Company currently cannot qualify for initial listing with Nasdaq, and it may never meet those qualifications.

     The closing sale price of our Common Stock on August 30, 1999 was $2.25 per share. Because the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in it is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our Common Stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

We face significant litigation risks resulting from our internal investigation.

     In connection with the Audit Committee's investigation into certain improprieties and record-keeping irregularities, James Ung, our President, a Director and a significant shareholder, and Mei Yang, our Secretary, a Director and a significant shareholder, were relieved of all executive officer and employment responsibilities. During the course of the investigation, our Audit Committee uncovered evidence of the unauthorized resale of certain software.

     Mr. Ung and Ms. Yang each were party to employment agreements with the Company. A termination of James Ung without "cause" (as defined in the employment agreement), would require the payment to Mr. Ung of an amount equal to 6 months of his then current base salary. Ms. Yang was not entitled to any payments upon a termination without cause. Based on the information uncovered during the investigation, we elected to treat Mr. Ung's and Ms. Yang's relief of their executive officer and employment responsibilities as terminations for "cause" (as defined in the employment agreements). Mr. Ung and Ms. Yang may allege breach of their employment agreements or other injury resulting from alleged wrongful termination of employment, libel, slander, or other alleged wrongful or tortious acts.

     In addition, due to our unauthorized resale of certain software, we face a risk of litigation alleging damages, including punitive damages, resulting from these unauthorized sales.

     James Ung and Mei Yang continue to serve on the Board of Directors and are significant shareholders.

We face significant risks resulting from our recent changes in high-level management personnel and anticipated director changes.

     The Board of Directors has indicated that it does not intend to nominate James Ung or Mei Yang to serve as directors at our 1999 Annual Meeting of Shareholders. We may be unable to locate qualified individuals to accept the nomination of director or, if nominated, our shareholders may not elect such individuals. The management and Board of Director changes may cause significant disruption to our operations and relationships with vendors and customers.
These disruptions could have a material adverse affect on the Company's business.

We operated at a loss during the year ended March 31, 1999, and we anticipate continuing to operate at a loss for the foreseeable future.

     For the year ended March 31, 1999, our net loss was $2,999,566 compared to net income of $723,152 for the year ended March 31, 1998. Further, due to the significant development and marketing costs we have and will incur in the implementation of our internet strategy, we foresee operating at a loss for the foreseeable future. If, other than in the short run, we continue to operate at a loss and are unable to finance our operations through additional sales of our securities, we risk our ability to continue as a going concern.

We have only limited experience with Internet and e-commerce operations.

     We have only been selling products via our suredeals.com website since
                                                -------------
April 1999 and have not yet provided products via sureauctions.com, our auctions
                                                  ----------------
website. While we have attempted to consult with experienced Internet professionals in the development of these websites, we have only limited knowledge and experience with Internet and e-commerce operations. We can give no assurance that our Internet strategy will achieve market acceptance, or that our Internet websites will ever achieve profitability.

We face intense competition in the Internet e-commerce industry.

     We face intense competition in the Internet e-commerce industry from other e-commerce businesses, many of whom have significantly greater access to capital, significantly greater name or brand recognition in the market, and greater experience in the Internet e-commerce industry. In the computer products e-commerce business, these competitors include Valueamerica, Buy.com, Onsale, Dell, Gateway, etc. We can give no assurance that we will be able to compete successfully against these or other Internet e-commerce competitors. Further, due to the relatively low cost of developing and implementing an e-commerce website, we are likely to encounter competition from additional companies other than those set forth above.

We have only a limited operating history.

     We commenced operations in April 1996. Therefore, there is only limited financial information in existence upon which an investment decision may be based. Although we were profitable as of March 31, 1998, we did not achieve profitability for our fiscal year 1999. The Company's ability to regain profitability will depend in part upon its ability to compete successfully in the Internet e-commerce industry. Our likelihood of success in competing in the Internet e-commerce industry must be considered in light of our inexperience in the industry and the relative strength of our competitors. Our likelihood of success in implementing our ACSA Centers must be considered in light of the difficulties and risks inherent in a new business. Revenues may not increase significantly in the future and the Company may never achieve profitable operations from its Internet e-commerce business or its ACSA Center business. The Company may never be profitable again.

Our future operating results may fluctuate and are unpredictable. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

     Our limited operating history and the recent change in the focus of our business make it difficult to forecast accurately our revenues, operating expenses and operating results. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. We may also be unable to increase our spending and expand our operations in a timely manner to meet customer demand should it exceed our expectations.

Our future operating results may fluctuate significantly due to a variety of factors, many of which are outside of our control. These factors include, but are not limited to:

 . our ability to retain existing customers, attract new customers and maintain customer satisfaction;

 . the introduction of new or enhanced Web pages, services and products; price competition or higher wholesale prices; our ability to manage inventory levels;

 . decreases in the number of visitors to our Web sites or our inability to convert visitors to our Web sites into customers;

 . the termination of existing, or failure to develop new, strategic marketing relationships through which we receive exposure to traffic on third-party Web sites; increases in the cost of online or offline advertising;

 . our ability to attract new personnel in a timely and effective manner or retain existing personnel; unexpected increases in shipping costs or delivery times; government regulations related to use of the Internet for commerce;

 . our ability to maintain, upgrade and develop our Web sites, transaction processing systems or network infrastructure; technical difficulties, system downtime or Internet brownouts;

 . the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

 .  and the timing of promotions and sales programs.

     As a result of the factors listed above, our quarterly or annual results of operations in future periods may not meet the expectations of securities analysts or investors. This could result in a decline in the value of our common stock.

We face risks related to a shift in our business strategy.

     As described in the section entitled "Business," above, we have shifted away from the computer products distribution business to an Internet e-commerce and system configuration businesses, and we intend to focus our marketing and development efforts into the Internet e-commerce and systems configuration businesses in the future. However, if we are not successful in our efforts to generate significant revenues from our Internet e-commerce and system configuration businesses, our revenues will decrease significantly. There can be no assurance that we will be successful in our efforts to generate significant revenues from our Internet e-commerce and system configuration businesses.

We are dependent upon key personnel.

     On September 8, 1999, the Board of Directors of the Company elected John L. Davidson as its President and Chief Executive Officer. Although we have recently reassigned Max Toghraie, formerly our Chief Executive Officer, and Jeff Toghraie, formerly our Chief Operating Officer to the positions of Executive Vice President and Vice President Marketing, respectively we continue to be dependent upon each for their services. Our success to date has been in part dependent upon their efforts and abilities, and the loss of their services for any reason could have a material adverse effect. In addition, while we have historically employed executives and employees with knowledge and experience in the computer products distribution industry, we are attempting to employ executives and employees with significant knowledge and abilities in the Internet e-commerce and system configuration industries. Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force. While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost to us, there can be no assurance that we would be able to do so on terms acceptable to us. We maintain a key-man life insurance policy on the life of Max Toghraie with benefits of $1,000,000, payable to us in the event of his death. We do not believe that any benefits received under this policy would be sufficient to compensate us for the loss of Max Toghraie's services should a suitable replacement not be employed. We do not maintain a key-man life insurance policy on the life of Jeff Toghraie.

We may be required to seek additional financing to fund continued operations.

     Our Internet e-commerce business is capital intensive, because we are required to finance the purchase of Computer Products in order to fill sales orders. In order to obtain necessary capital, we rely primarily on unsecured vendor credit lines and a line of credit provided by Finova Capital Corporation. Our line of credit with Finova is collateralized by accounts receivable and inventory. We are currently in breach of one of our financial covenants to Finova. As a result, the amount of credit available to us may be adversely affected by factors such as delays in collection or deterioration in the quality of our accounts receivable, economic trends in the Internet e-commerce or computer industries, interest rate fluctuations and the lending or credit policies of the Company's lenders and vendors. Many of these factors are beyond our control.

     Further, we must obtain Finova's written permission prior to arranging other financing, and Finova may require certain acknowledgments. There can be no assurance that Finova will permit additional financing or that other lenders will provide the acknowledgments and undertakings Finova may require. Any decrease or material limitation on the amount of capital available to us under our financing arrangements or vendor credit lines will limit our ability to fill existing sales orders or expand our sales levels and, therefore, could have a material adverse effect on the Company's financial position, operating results, and cash flows. In addition, while we do not have significant exposure to interest rate fluctuations under our current financing, any significant increases in interest rates will increase the cost of possible future financing which could have a material adverse effect on our financial position, operating results, and cash flows.

We face risks of product returns.

     As is typical of Internet e-commerce retailers, we incur expenses as a result of the return of products by customers. Further, we may continue to incur expenses from the return of products sold through our computer products distribution business. Returns may result from defective goods, inadequate performance relative to customer expectations, shipping errors and other causes, many of which are outside our control.

We face risks related to our attempts to implement ACSA, which has been faced with numerous delays.

     Our ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in our ability to improve our operating margins and remain competitive. Our ability to market the ACSA Solution successfully will depend on our ability to convince potential customers of the benefits of the ACSA Solution. While we have completed the physical construction of an ACSA Center at our offices in Industry, California, no ACSA Center is currently operational and we currently have no sales revenue attributable to ACSA. Although we have had general discussions with a number of potential customers, there can be no assurance that these discussions will lead to significant sales of the ACSA Solution, or that the market will accept the ACSA Solution. There can be no assurance we will successfully implement, market and sell ACSA Solution services. If we fail to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or further delay significantly the introduction of ACSA services, our business, operating results and financial condition could suffer.

The success of ACSA is partially dependent upon the assistance and cooperation of a third party vendor.

     Under our license agreement with Computer-Aided Software Integration, Inc. ("CASI"), CASI retains the source code of the Configurator software required to operate the automated software configuration functions of ACSA, and retains all rights to modify and enhance the Configurator software. CASI has agreed to provide us with all enhancements and upgrades to the Configurator software used internally or distributed by CASI to its customers, and to develop additional enhancements requested by us at our expense. If CASI fails to promptly and adequately perform its obligations under its license agreement with us, our ability to exploit fully the ACSA Solution would likely suffer. Because we have no capability to develop internally any enhancements or upgrades to the software, if CASI fails or delays to fulfill our anticipated needs for enhancement and upgrading of the Configurator software, it will be significantly more difficult for us to market ACSA services and to become and remain competitive in the software configuration market.

We have only a limited ability to market our products.

     Our operating results will depend to a large extent on our ability to successfully market our Internet e-commerce and auction websites and our ACSA services to personal computer manufacturers and multi-user system buyers. We currently have limited marketing capability. While we intend to market aggressively our Internet e-commerce and auction websites and our ACSA services, there can be no assurance that our marketing efforts will be successful.

We face risks from rapidly changing technology.

     The market for ACSA technology is characterized by rapidly changing technology and frequent new product introductions. Even if ACSA gains initial market acceptance, our long term success will depend, among other things, upon our ability to enhance ACSA services and to develop and introduce new products and services that keep pace with technological developments.

     Further, due to our lengthy delays in implementing ACSA services, competing software configuration technologies have had an opportunity to gain market acceptance and achieve a level of public recognition that may make it more difficult for us to effectively market and sell ACSA services. There can be no assurance that we will be able to identify, develop, manufacture, market or support new products or offer new services successfully, that such new products or services will gain market acceptance, or that we will be able to respond effectively to technological changes or product announcements by competitors.
If we fail to anticipate or respond adequately to technological developments and customer requirements or delay significantly product development or introductions, we could lose market share and revenues.

We face risks arising from seasonality.

     A significant portion of our business is expected to be derived from the consumer market, which is characterized by seasonality. Sales tend to be higher in the back-to-school period and pre-holiday period. As a result, sales tend to be lower in other periods, particularly in the summer months. Because our expenses are to a large extent fixed, this results in generally weaker operating results in the summer months.

We face risks arising from industry cyclicality.

     The personal computer industry has been affected historically by general economic downturns, which have had an adverse economic effect upon resellers and manufacturers of personal computers such as the Company. In addition, the life cycle of existing personal computer products and the timing of new product development and introduction can affect demand for personal computers. Any downturns in the personal computer component distribution industry, or the personal computer industry in general, could adversely affect our business and results of operations.

We do not anticipate declaring dividends in the foreseeable future.

     We have never declared or paid dividends on our Common Stock and we do not intend for the foreseeable future to declare or pay any cash dividends. Instead, we intend to retain earnings, if any, for the future operation and expansion of our business.

Disclosure regarding forward-looking statements.

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the

Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Filing, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1999, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1999, the quarterly filings on Form 10-Q filed by the Company during the remainder of fiscal 2000, and any current filings on Form 8-K filed by the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          CUMETRIX DATA SYSTEMS CORP
                         INDEX TO FINANCIAL STATEMENTS






Report of Independent Public Accountants..................................................................... F-2

Balance Sheets as of March 31, 1999 and March 31, 1998....................................................... F-3

Statements of Operations for the years ended March 31, 1999 and 1998, and the period from April 2,
 1996 (inception) to March 31, 1997.......................................................................... F-4

Statements of Shareholders' Equity for the years ended March 31, 1999 and 1998, and the period from
 April 2, 1996 (inception) to March 31, 1997................................................................. F-5

Statements of Cash Flows for the years ended March 31, 1999 and 1998, and the period from April 2,
 1996 (inception) to March 31, 1997.......................................................................... F-6

Notes to the Financial Statements............................................................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cumetrix Data Systems Corp.:

     We have audited the accompanying balance sheets of Cumetrix Data Systems Corp. (a California corporation, formerly "Data Net International, Inc.") as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 1999 and 1998 and the period from April 2, 1996 (inception) to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumetrix Data Systems Corp. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998, and the period from April 2, 1996 (inception) to March 31, 1997 in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Los Angeles, California

August 31, 1999

                          CUMETRIX DATA SYSTEMS CORP.
                                 BALANCE SHEETS



ASSETS                                                                          March 31, 1999          March 31, 1998
                                                                               -----------------       -----------------
CURRENT ASSETS:
   Cash and cash equivalents..................................................       $ 6,743,198             $ 4,415,690
   Time Deposits..............................................................         1,500,000                       -
   Trade receivables, net of allowance for doubtful accounts of
    $280,000 and $57,000 at March 31, 1999 and 1998, respectively.............         1,864,685               3,885,803
   Receivables from unauthorized parties......................................            87,000                       -
   Inventories................................................................         2,320,127               2,001,597
   Income taxes receivable....................................................           262,430                       -
   Deferred taxes.............................................................                 -                 133,647
   Prepaid expenses...........................................................           149,555                  45,983
                                                                                    ------------           -------------
      Total current assets....................................................        12,926,995              10,482,720
FIXED ASSETS, net                                                                        504,363                  87,538
OTHER ASSETS:
   Deferred offering costs....................................................                 -                 514,927
   Capitalized purchased software costs.......................................                 -               1,100,000
   Investment in affiliate....................................................           878,000                       -
   Other......................................................................            14,429                       -
                                                                                    ------------           -------------
      Total Assets............................................................       $14,323,787             $12,185,185
                                                                                    ============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable...........................................................       $ 3,945,595             $ 7,822,652
   Accrued expenses...........................................................           114,964                 126,917
   Accrued legal and other....................................................           442,000                       -
   Accrued offering costs.....................................................                 -                 514,927
   Income taxes payable.......................................................                 -                 717,013
   Current portion of long-term debt..........................................             4,054               1,203,707
                                                                                    ------------           -------------
      Total current liabilities...............................................         4,506,613              10,385,216
LONG-TERM DEBT, net of current portion........................................             4,810                   8,864
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value: Authorized, 2,000,000 shares; issued
  and outstanding, none.......................................................                 -                       -
 Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,392,500 and 4,750,000 at March 31, 1999 and 1998,
  respectively................................................................        12,063,414               1,042,589
 Retained earnings (deficit)..................................................        (2,251,050)                748,516
                                                                                    ------------           -------------
      Total shareholders' equity..............................................         9,812,364               1,791,105
                                                                                    ------------           -------------
      Total liabilities and shareholders' equity..............................       $14,323,787             $12,185,185
                                                                                    ============           =============

     The accompanying notes are an integral part of these balance sheets.

                          CUMETRIX DATA SYSTEMS CORP.
                            STATEMENTS OF OPERATIONS


                                                                                                             For the Period
                                                                                                              From April 2,
                                                                  For the Year          For the Year              1996
                                                                Ended March 31,          Ended March         (Inception) to
                                                                      1999                31, 1998           March 31, 1997
                                                             -------------------    ------------------    ------------------
NET SALES..................................................        $63,813,350          $72,495,474          $25,940,203
COST OF PRODUCTS...........................................         62,911,633           69,468,497           25,139,001
                                                             -------------------    ------------------    ------------------
   Gross profit............................................            901,717            3,026,977              801,202
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............          3,292,569            1,542,294              751,133
WRITE-OFF OF CAPITALIZED PURCHASED SOFTWARE................          1,100,000               -                   -
                                                             -------------------    ------------------    ------------------
   Income(loss)from operations.............................         (3,490,852)           1,484,683               50,069
INTEREST INCOME............................................           (514,345)             (68,158)
INTEREST EXPENSE...........................................              4,652              239,791                9,334
LOSS ON EQUITY INVESTMENT..................................            122,000               -                   -
OTHER (INCOME) EXPENSE, NET................................             (1,365)              10,160                5,871
                                                             -------------------    ------------------    ------------------
   Income(loss)before provision for income taxes...........         (3,101,794)           1,302,890               34,864
PROVISION (BENEFIT)FOR INCOME TAXES........................           (102,228)             579,738                9,500
                                                             -------------------    ------------------    ------------------
NET INCOME(LOSS)...........................................        $(2,999,566)         $   723,152          $    25,364
                                                             ===================    ==================    ==================
BASIC AND DILUTED (LOSS)EARNINGS PER SHARE.................        $     (0.41)         $      0.16          $      0.01
                                                             ===================    ==================    ==================

       The accompanying notes are an integral part of these statements.

                          CUMETRIX DATA SYSTEMS CORP.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Common Stock                           Retained
                                              ------------------------------------------            Earnings
                                                   Shares                    Amount                 (Deficit)            Total
                                              ---------------           ----------------          --------------       -----------
Balance, April 2, 1996 (inception)                   -                   $      -                  $     -              $      -
  Sale of common stock.......................    4,384,236                    250,000                    -                 250,000
  Net income.................................            -                          -                   25,364              25,364
                                                ----------               ------------                ---------          ----------
Balance, March 31, 1997......................    4,384,236                    250,000                   25,364             275,364
  Sale of common stock, net of
   offering expenses of $233,641.............      365,764                    717,589                    -                 717,589
  Issuance of warrants in connection with
    private placement, net of offering
   expenses of $21,287.......................        -                         38,047                    -                  38,047
  Issuance of warrants in exchange...........        -
   for services..............................                                  36,953                    -                  36,953
  Net income.................................        -                              -                  723,152             723,152
                                                ----------               ------------              -----------          ----------
Balance, March 31, 1998......................    4,750,000                  1,042,589                  748,516           1,791,105
  Sale of common stock, net of
   offering expenses of $2,309,028...........    2,702,500                 11,203,472                    -              11,203,472
  Repurchase of common stock.................      (60,000)                  (300,000)                   -                (300,000)
  Issuance of warrants and options
   in exchange for services..................        -                        117,353                    -                 117,353
  Net loss...................................        -                          -                   (2,999,566)         (2,999,566)
                                                ----------               ------------             ------------         -----------
Balance, March 31, 1999......................    7,392,500               $ 12,063,414             $ (2,251,050)        $ 9,812,364
                                                ==========               ============             ============         ===========

       The accompanying notes are an integral part of these statements.

                          CUMETRIX DATA SYSTEMS CORP.
                           STATEMENTS OF CASH FLOWS

                                                                                                                     For the
                                                                                                                   Period From
                                                                                                                    April 2,
                                                                         For the                                      1996
                                                                        Year Ended           For the Year          (Inception)
                                                                         March 31,           Ended March 31,        to March
                                                                           1999                   1998              31, 1997
                                                                     --------------         ---------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................. $(2,999,566)           $  723,152           $   25,364
    Adjustments to reconcile net income (loss) to
     net cash and cash equivalents provided by
     (used in) operating activities:
         Depreciation and amortization................................      89,800                 8,934                6,634
         Amortization of deferred financing costs.....................     --                    214,405              --
         Provision for doubtful accounts..............................     345,598                91,310               50,329
         Loss on equity investment in affiliate.......................     122,000              --                    --
         Write-off of capitalized purchase software...................   1,100,000              --                    --
         Loss on receivable from director.............................     --                    100,000              --
         Issuance of warrants and options for
            services..................................................     117,353                36,953              --
Changes in assets and liabilities:
         Trade receivables............................................   1,675,520            (3,124,023)            (903,419)
         Receivables from unauthorized parties........................     (87,000)             --                    --
         Inventories..................................................    (393,530)           (1,670,038)            (331,559)
         Deferred taxes...............................................     133,647              (121,647)             (12,000)
         Income tax receivable........................................    (262,430)             --                    --
         Prepaid expenses.............................................    (103,572)              (11,684)              (5,318)
         Other assets.................................................     (14,429)              (28,981)              (1,500)
         Accounts payable.............................................  (3,877,057)            6,367,513            1,455,139
         Accrued expenses.............................................     430,047                39,643               87,274
         Income taxes payable.........................................    (717,013)              695,513               21,500
                                                                       -----------            ----------           ----------
            Net cash provided by (used in) operating
               activities.............................................  (4,440,632)            3,321,050              392,444
                                                                       -----------            ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of fixed assets....................................    (431,625)              (62,694)             (38,912)
         Investment in time deposits..................................  (1,500,000)             --                    --
         Investment in affiliate......................................  (1,000,000)             --                    --
         Purchase of investment guaranteed by director................     --                   --                   (100,000)
         Receivables from related parties.............................     --                     39,700              (39,700)

                                                                       -----------            ----------           ----------
            Net cash used in investing activities.....................  (2,931,625)              (22,994)            (178,612)
                                                                       -----------            ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from bank borrowings.................................     --                   --                     18,820
        Payments on bank borrowings...................................     --                   --                     (2,856)
        Proceeds from notes, net......................................     --                    185,595              --
        Payments on notes.............................................  (1,203,707)             (303,393)             --
        Proceeds from stock and warrant issuances, net................  11,203,472               755,636              250,000
        Repurchase of common stock....................................    (300,000)             --                    --
                                                                       -----------            ----------           ----------
            Net cash provided by financing activities.................   9,699,765               637,838              265,964
                                                                       -----------            ----------           ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................   2,327,508             3,935,894              479,796
CASH AND CASH EQUIVALENTS, beginning of period........................   4,415,690               479,796              --
                                                                       -----------            ----------           ----------
CASH AND CASH EQUIVALENTS, end of period.............................. $ 6,743,198            $4,415,690           $  479,796
                                                                       ===========            ==========           ==========

       The accompanying notes are an integral part of these statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999

1. Line of Business

     Cumetrix Data Systems Corp., (the Company), was incorporated on April 2, 1996 in the state of California. The Company has two separately managed segments; Computer Products which distributes computer peripherals, components and accessories, and Computer System Assembly, which assembles computer systems. The Company currently sells a majority of its products to distributors, systems integrators, and retail stores. Since April 1999, the Company's principal business has been the electronic sales and marketing of computer systems and components through a direct business to business and business to consumer model. The Company markets its products and services through its internet website, suredeals.com, other internet marketing partners such as Onsale, Inc. and its outside sales representatives and telemarketing sales representatives.

2. Summary of Significant Accounting Policies and Risk Factors

     a.  Cash and cash equivalents and time deposits

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

     At March 31, 1999, the Company had time deposits of $1.5 million with an original maturity of one year and are not considered cash equivalents.

     b.  Trade Receivables

     Trade receivables represent unsecured balances due from its customers with the Company at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations (See Note 5).

     c.  Inventories

     Inventories consist primarily of purchased finished goods and are stated at the lower of cost or market; cost is determined using the first-in, first-out method of accounting.

     d.  Fixed Assets

     Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Furniture and fixtures                                7 years
Machinery and equipment                               3-5 years
Software                                              2 years
Leasehold improvements                                5 years
Vehicles                                              5 years

     The Company's fixed assets are recorded at cost. Ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the recorded cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.

     e.  Deferred Offering Costs

     Costs associated with offerings of Company common shares were initially capitalized and then netted with the proceeds received from the sale of the common shares when the offering was completed. At March 31, 1998 offering costs of $514,927 incurred in connection with the Company's initial public offering were capitalized.

     f.  Deferred Financing Costs

     Debt issuance costs are initially capitalized as deferred financing costs and amortized over the terms of the notes using the effective interest rate method.

     g.  Capitalized Purchased Software Costs

     Capitalized purchased software costs represented the license fee paid to Computer-Aided Software Integration, Inc. (CASI) for certain configuration software (see Note 10).

     h.  Statement of Cash Flows

     The Company prepares its statement of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95 (SFAS No.
95). In July 1997, the Company licensed software for $1,100,000 by issuing a note and obtaining a loan from a related party (see Note 5). In fiscal 1999, the Company transferred approximately $75,000 of inventory items to fixed assets. In fiscal 1998, the Company issued warrants in exchange for professional services in connection with the private placement. The costs associated with these warrants of $36,953 was calculated using the Black-Scholes model and was allocated to debt ($10,696), common stock ($24,065), and warrants ($2,192), in accordance with Accounting Principles Board Opinion No. 14 (See Note 8). Supplemental disclosures of cash flow information are as follows:

                                                          March 31,        March 31,       March 31,
                                                            1999             1998            1997
                                                        ------------     ------------    ------------
Cash paid for interest..............................       $  17,652         $ 26,720         $ 1,431
Cash paid for income taxes..........................       $ 730,000         $ 20,000         $   -

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

     j.  Concentration of Risk

     During the years ended March 31, 1999, 1998 and the period from April 2, 1996 (inception) to March 31, 1997, one vendor accounted for 55%, 64% and 43% of purchases, respectively. There are many vendors in this industry and management believes that other vendors could provide similar products on comparable terms. Management believes that a change in suppliers would not cause any material effect to the Company's operations or loss of sales.

     During the year ended March 31, 1999 and fiscal 1997, no customer accounted for more than 10 percent of net sales. During the year ended March 31, 1998 one customer accounted for 11 percent of sales.

     k.  Revenue Recognition

     Net sales are generated from the sale of components and systems. Systems include ready-to-use computers that have been assembled and have software already installed. Components sales consist of individual hardware items.

     Revenue is recorded at the time of shipment, net of allowances for estimated sales returns.

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

     A summary of the shares used to compute earnings per share is as follows:

                                                                      For the Period
                                                                           From
                                                                       April 2, 1996
                               For the Year        For the Year         (Inception)
                                Ended March         Ended March        to March 31,
                                 31, 1999            31, 1998              1997
                               ------------        ------------        -------------


Weighted average common shares used to compute basic
 earnings per share.....................................                7,364,828                4,544,759            3,310,573

Effect of dilutive securities:
   Stock options........................................                  -                         64,257              -
   Warrants.............................................                  -                         30,025              -
                                                                       ----------               ----------           ----------
Weighted average common shares used to compute diluted
 earnings per share.....................................                7,364,828                4,639,041            3,310,573
                                                                       ==========               ==========           ==========

  Options and warrants to purchase 604,401 shares of Common Stock at prices ranging from $2.70 to $5.00 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share, as the impact would be antidilutive.

     n.  Risk Factors

     We face significant litigation risks resulting from our internal investigation - On July 13, 1999, we announced the preliminary results of our Audit Committee's investigation into certain improprieties and record-keeping irregularities. In connection with the investigation, James Ung, our President, a director and a significant shareholder, and Mei Yang, our Secretary, a director and a significant shareholder, were relieved of all executive officer and employment responsibilities held by them. During the course of the investigation, our Audit Committee uncovered evidence of the unauthorized resale of OEM versions of certain software.

     In addition, due to our unauthorized resale of OEM versions of certain software, we face significant risk of litigation from the software manufacturer alleging damages, including punitive damages, resulting from these unauthorized sales. Although we have been in discussions with the manufacturer's attorneys and are hopeful that we can settle this matter with the manufacturer prior to litigation, there can be no assurance that we will be successful in reaching a settlement with the manufacturer or, if a settlement is reached, that the terms of the settlement will be favorable to us.

     Nasdaq and Boston Stock Exchange delisting - The Company's stock has been delisted from Nasdaq and the Boston Stock Exchange for failure to meet their standards--primarily due to the Company's failure to keep current its reports to the Securities Exchange Commission, pursuant to the Securities Exchange Act of 1934.

     Delisting will materially adversely affect the trading market for the Common Stock and the Company's access to the capital markets. It will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. The Company currently cannot qualify for initial listing with Nasdaq, and it may never meet those qualifications.

     The closing sale price of our Common Stock on August 30, 1999 was $2.25 per share. Because the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in it is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements will severely limit the market liquidity of our Common Stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

     We face risks related to our attempts to implement our fully automated systems integration and configuration process, referred to as the Automated Custom System Assembly Solution (the "ACSA Solution" ), which has been faced with numerous delays - Our ability to successfully implement, market and introduce the ACSA Solution services on a timely basis will be a significant factor in our ability to improve our operating margins and remain competitive. Our ability to market the ACSA Solution successfully will depend on our ability to convince potential customers of the benefits of the ACSA Solution. After numerous delays in the launch of the ACSA Solution, we have only recently commenced marketing efforts. While we have completed the physical construction of an ACSA Center at our offices in Industry, California, no ACSA Center is currently operational and we currently have no sales revenue attributable to ACSA. Although we have been engaged in negotiations and discussions with a number of potential customers, there can be no assurance that these discussions will lead to significant sales of the ACSA Solution, or that the market will accept the ACSA Solution. There can be no assurance we will successfully implement, market and sell ACSA Solution services. If we fail to anticipate or respond in a cost-effective and timely manner to market trends or customer requirements, or further delay significantly the introduction of ACSA services, our business, operating results and financial condition could suffer. (See Note
10)

     We face risks from rapidly changing technology - The market for ACSA technology is characterized by rapidly changing technology and frequent new product introductions. Even if ACSA gains initial market acceptance, our long term success will depend, among other things, upon our ability to enhance ACSA services and to develop and introduce new products and services that keep pace with technological developments.

     Further, due to our lengthy delays in implementing ACSA services, competing software configuration technologies have had an opportunity to gain market acceptance and achieve a level of public recognition that may make it more difficult for us to effectively market and sell ACSA services. There can be no assurance that we will be able to identify, develop, manufacture, market or support new products or offer new services successfully, that such new products or services will gain market acceptance, or that we will be able to respond effectively to technological changes or product announcements by competitors.
If we fail to anticipate or respond adequately to technological developments and customer requirements or delay significantly product development or introductions, we could lose market share and revenues.

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

     o.  Investment in Affiliate

     Investment in affiliate at March 31, 1999 consists of a 29% interest in Online Transaction Technologies, Inc. (OTT) with an option to acquire an additional 21%. OTT is a development stage enterprise and is developing internet auction software. The Company accounts for this investment under the equity method of accounting. The Company's investment provided substantially all of OTT's working capital.

     p.  Segment Reporting


     In June 1997, the FASB issued SFAS No. 131 (SFAS 131). "Disclosures about Segments of an Enterprise and Related Information." SFAS 13 redefines the way publicly held companies report information about segments. The Statement is effective for fiscal years beginning after December 15, 1997. Currently, the Company operates in two separately managed business segments, Computer Products and Computer System Assembly. However, the Computer System Assembly operations were not material for any of the periods presented.

     q.  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

3. Fixed Assets, net

     Fixed assets, net, consist of the following:

                                                                                          March 31,
                                                                                 1999                  1998
                                                                          ------------------    ------------------
Furniture and fixtures............................................           $  93,070                  $ 52,972
Machinery and equipment...........................................             338,967                    27,021
Capitalized Accounting Software...................................             116,648                         -
Leasehold Improvements............................................              29,998                       293
Trucks and Autos..................................................              29,548                    21,320
                                                                          ------------------    ------------------
                                                                               608,231                   101,606
Less-Accumulated depreciation and amortization....................            (103,868)                  (14,068)
                                                                          ------------------    ------------------
                                                                             $ 504,363                  $ 87,538
                                                                          ==================    ==================


4. Income Taxes

     The provision (benefit) for income taxes is comprised of the following:

                                                                        March 31,
                                                     ----------------------------------------------
                                                         1999              1998             1997
                                                     ------------      -----------     ------------
Components of Provision
Current:
   Federal......................................        $(235,875)       $550,986         $14,500
   State........................................                -         150,399           7,000
Deferred:
   Federal......................................          102,680         (93,460)         (8,700)
   State........................................           30,967         (28,187)         (3,300)
                                                     ------------      -----------     ------------
 Provision (benefit) for income   taxes.........        $(102,228)        579,738         $ 9,500
                                                     ============      ===========     ===========

   The approximate effect of the temporary differences which gave rise to significant deferred tax liabilities and assets are as follows:

                                                                    March 31,
                                                           1999                  1998
                                                   -------------------    -----------------
Temporary Differences
  Depreciation and amortization.................        $    (12,183)         $  75,073
  Reserves......................................             971,282             32,234
  Unicap........................................              66,523             16,055
  Accrued Liabilities...........................              12,745             10,285
  NOL...........................................              36,065                  -
  Valuation Allowance...........................          (1,074,432)                 -
                                                   -------------------    -----------------
                                                        $          -          $ 133,647
                                                   ===================    =================

   The reconciliations between the benefit for income taxes and the amounts computed by applying the federal statutory rate of 34% to pre-tax income (loss) consists of the following:

                                                                             March 31,
                                                      ---------------------------------------------------------
                                                          1999                   1998                  1997
                                                      ------------           ------------          ------------
Rate Reconciliation
 Federal (benefit) provision at  statutory
  rate.........................................        $(1,054,610)             $ 442,983             $  11,854
 State, net of Fed Benefit.....................           (180,971)                99,263                 2,092
 Permanent Differences.........................             44,703                  4,504                   500
 Valuation Allowance...........................          1,074,432                 -                      -
 Other.........................................             14,218                 32,988                (4,946)
                                                       -----------              ---------             ---------
                                                       $  (102,228)             $ 579,738             $   9,500
                                                       ===========              =========             =========

   The Company has recorded a valuation allowance in the amount set forth above for temporary differences and net operating loss carryforwards where it is not more likely than not the Company will receive future tax benefits.

   As of March 31, 1999, the Company has approximately $500,000 in state net operating losses (NOL) carryforwards. These NOL carryforwards will expire through 2004.

5. Related Party Transactions

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

     In February 1997, a director borrowed $39,700 from the Company. The note was repaid in June 1997.

     During fiscal 1998 and 1997, the Company had sales of approximately $1,391,300 and $532,800 to and purchases of approximately $598,200 and $804,300 from Samax Technologies, Inc., a corporation owned by a related party, respectively. During fiscal 1999 the Company had no sales or purchases from this related party. At March 31, 1999 and 1998, the Company had gross trade receivables of $86,000 and $92,000, respectively. At March 31, 1999 the Company reserved $71,000 related to these receivables.

     In September 1997, the Company signed a software license and a reseller agreement with Computer Aided Software Integration, Inc. (CASI), a subsidiary of Datatec Systems, Inc. (Datatec), formerly known as Glasgal Communications, Inc. (See Note 10).

     In December 1998, the Company entered into a three month service agreement with a company owned by a relative of an officer of the Company. During fiscal 1999, the Company paid approximately $10,000 under this agreement.

6. Long-Term Debt

     Long-term debt consists of the following:


                                                                                         March 31,
                                                                              ---------------------------------
                                                                                   1999                1998
                                                                              --------------       ------------
   Note payable, 0% interest, repaid in April 1998, unsecured (See
    Note 10)...........................................................        $    -             $   700,000
   Bridge loan, 10% interest, discount of $214,405 fully amortized as
    of March 31, 1998, repaid in April 1998 (See Note 10)..............             -                 400,000
   Note payable, 10% interest repaid in April 1998, unsecured (See
    Note 10)...........................................................             -                 100,000
   Note payable to a bank, interest at 8.9 percent, monthly
    installment of principle and interest of approximately $400 made
    through April 2001, secured by a delivery van......................             8,864              12,571
                                                                              --------------      -------------
                                                                                    8,864           1,212,571
Less-current portion                                                               (4,054)         (1,203,707)
                                                                              --------------      -------------
                                                                               $    4,810         $     8,864
                                                                              ==============      =============

     Future annual maturities of long-term debt consists of the following as of March 31, 1999:


Year Ending March 31,
---------------------
       2000.....................................................................      4,054
       2001.....................................................................      4,426
       2002.....................................................................        384
                                                                                   --------
                                                                                   $  8,864
                                                                                   =========

7. Unauthorized Transactions

     In connection with the investigation into certain improprieties and record-keeping irregularities, the Audit Committee uncovered evidence of certain unauthorized transactions with certain entities that management believes may be on more favorable terms than otherwise given. During fiscal 1999 and 1998, the Company had net sales of approximately $1,180,000 and $950,000 to these entities, respectively. In addition, the sales for fiscal 1999 are net of purchase for the same products of approximately $800,000. The Company did not have any sales to these entities in 1997. The Company did not have any purchases from these entities during fiscal 1999 (except for the repurchases noted above), 1998 and 1997 except for approximately $80,000 during fiscal 1998. At March 31, 1999 and 1998, the Company had receivables of approximately $87,000 and zero, respectively. At March 31, 1999 and 1998, the Company had payables of $2,000 and $1,000 to these entities, respectively. (See Note 1)

8.  Shareholders' Equity

Common Stock

     On April 7, 1997, a relative of a shareholder purchased 65,764 shares of common stock for $300,000. In addition, the Company granted to this party an option to acquire up to an additional 372,659 common shares at $4.56 per share. The options expired on October 7, 1997 unexercised.

     On April 8, 1998, the Company completed an initial public offering of 2,702,500 shares of common stock. The Company received net proceeds (after deducting issuance costs) of approximately $11,200,000. The Company has used the proceeds to pay down debt, fund operations and expand into new markets related to computer hardware and software. In connection with the initial public offering, the Placement Agent received 235,000 warrants for nominal consideration. Each warrant may be exercised for one common share, subject to certain anti-dilution provisions, at a price of $8.25 per share from April 8, 1999 to April 8, 2003. The Company also entered into a two year financial consulting agreement with the placement agent for $48,000, which was fully paid out of proceeds from the initial public offering. Each officer and director of the Company and all of the holders of the issued and outstanding shares of common stock as of the effective date of the initial public offering have agreed to a lock-up period of 18 months from the date of the initial public offering.

Preferred Stock

     In October 1997, the Company authorized 2,000,000 shares of preferred stock. As of March 31, 1998 there were no shares of preferred stock outstanding.

Private Placement

     In December 1997, the Company completed a private placement for $1,000,000 with net proceeds of approximately $678,000. The Company sold 20 units for $50,000 per unit. Each unit consisted of (i) an unsecured promissory note with a face value of $20,000, bearing interest at 10% due eighteen months from the date of issue or upon closing of a $2,000,000 financing, (ii) 15,000 shares of common stock (with an estimated fair value at date of issuance of $3.00) and
(iii) 5,000 warrants exercisable at $3.00 per share (with an estimated fair value at date of issuance of $0.82 per warrant) into common stock for three years, commencing one year after the date of issuance. The net proceeds for the private placement were allocated to the debt, stock and warrants issued based upon their relative fair values at the date of issuance in accordance with Accounting Principles Board (APB) opinion No. 14.

     The proceeds were used, in part, to pay $250,000 of the CASI note and $50,000 of the Datatec Note. In connection with the private placement, the Placement Agent and the Company's legal counsel received 35,000 warrants and 45,000 warrants, respectively for nominal consideration. The warrants are exercisable at $3.00 per share. The Placement Agent Warrants were cancelled on March 6, 1998. The promissory notes were fully repaid in fiscal year 1999 from proceeds received from its initial public offering.

Stock Options

     In July 1997, the Company established the 1997 Stock Incentive Plan (the "Plan"). Under the Plan, options are generally granted to employees and directors at an exercise price equal to fair market value, as determined by the board of directors. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under the Plan. The plan terminates in 2007.

     Information regarding the Company's stock options is as follows:

                                                                                                      Weighted
                                                                                   Shares             Average
                                                                                   Under           Exercise Price
                                                                                   Option
                                                                               --------------    ------------------
BALANCE, March 31, 1997                                                               -           $         -
  Granted.................................................................         383,717                     3.06
  Cancelled...............................................................            -                     -
  Exercised...............................................................            -                     -
                                                                               --------------    ------------------
BALANCE, March 31, 1998...................................................         383,717                     3.06
   Granted................................................................         105,000                     5.22
   Cancelled..............................................................         (29,316)                    5.04
   Exercised..............................................................            -                     -
                                                                               --------------    ------------------
BALANCE, March 31, 1999...................................................         459,401        $            3.42
                                                                               ==============    ==================
Options exercisable at March 31, 1999                                              237,578        $            3.31
                                                                               ==============    ==================

     The following table summarizes information about stock options outstanding at March 31, 1999:


                                  Number of                Weighted Average
                                   Options                   Remaining                       Number Exercisable at
Exercise Price                   Outstanding               Contractual Life                     March 31, 1999
--------------                   -----------               ----------------                     --------------
        $2.70                            298,401                    8.26 years                             168,891
        $4.50                             76,000                    8.85 years                              24,000
        $5.00                             85,000                    9.60 years                              44,687


  The Company accounts for stock options granted to non-employees in accordance with SFAS No. 123 which requires non-cash compensation expense be recognized over the expected period of benefit. During fiscal 1999 the Company recorded approximately $117,000 in non cash compensation for stock options granted to non-employees. In accordance with the terms of APB No. 25, the Company records no compensation expense for its fixed stock option awards granted at market value. As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for these awards. The weighted-average grant-date fair value of options granted during 1999 and 1998 was estimated to be $2.21 and $0.79, respectively. The value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     1999                 1998
                                                     ----                 ----
Expective life (years)                                3.1                  5.0
Interest rate                                         4.9%                 6.2%
Volatility                                           69.2%                  -
Dividend                                               -                    -

     If the Company had recognized compensation cost for stock-based employee compensation in accordance with SFAS No. 123, the Company's net income would have decreased as follows:

                                                       March 31,
                                       -----------------------------------------

                                                                        1999                   1998                  1997
                                                                  --------------------    ------------------    ------------------

Net (loss) income as reported....................                 $(2,999,566)                  $723,152                  $25,364
Proforma net income (loss).......................                 $(3,068,317)                  $674,239                  $25,364
Basic and diluted (loss) earnings per share......                      $(0.41)                     $0.16                     $.01
Proforma basic and diluted (loss) earnings per                         $(0.42)                     $0.15                     $.01
 share...........................................

     In May 1998, the Company issued an officer of the Company options to purchase 20,000 shares of common stock at an exercise price of $6.125 per share. This officer resigned in December 1998 and his options were subsequently cancelled.

9.  Financing Arrangement

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation (Finova). Purchases are collateralized by substantially all the assets of the Company.

     In October 1998, the Company updated its credit facility with Finova Capital Corporation. This facility includes a flooring line limit of $20,000,000 for inventory purchases and a revolving credit line of $5,000,000 and expires in October 2000.

     Unless the Company fails to pay Finova within the agreed upon period, all finance costs associated with the flooring line of credit are charged by Finova to the Company's vendors. The company had a payable of $1,285,659 and $5,853,429 outstanding at March 31, 1999 and 1998, respectively to Finova.

     Advances on the revolving line of credit bear interest at the prime rate (7.75% at March 31, 1999), with interest payable monthly. There are no advances outstanding on the revolving line of credit at March 31, 1999.

     Under the agreement, the Company is subject to various restrictive covenants which limit capital expenditures and require the Company to maintain certain financial ratios and provide audited year-end financial statements. The Company has not provided audited year-end financial statements to Finova by June 29, 1999, and thus is not in compliance with their agreement. Finova has waived this covenant until October 31, 1999.

10.  Software License

     In September 1997, the Company signed a software license and a reseller agreement with Computer Aided Software Integration, Inc. (CASI), a subsidiary of Datatec Systems, Inc. (Datatec), formerly known as Glasgal Communications, Inc. A director of the Company is also the founder, president, C.E.O., and a principal shareholder of CASI. The Company paid CASI a one-time license fee of $1,100,000 for the configuration software. The license agreement is generally a worldwide royalty-free and nonexclusive license to use the software. The license fee was paid in the form of a non-interest bearing promissory note for $950,000 and a cash payment of $150,000 loaned to the Company by an officer of Datatec (Datatec Note) with interest at 10%. The aggregate unpaid principal balance on these Notes as of March 31, 1998 was $800,000 and is included in current portion of long-term debt in the Balance Sheet. The Company also issued CASI a contingent warrant exercisable in the event of default of the note at $4.50 per share.

     In April 1998, the Company repaid $700,000 on the CASI Note, $100,000 on the Datatec Note, and $400,000 on the private placement note out of proceeds from the initial public offering in accordance with the debt agreements. Upon payment of the CASI note, the Company cancelled the contingent warrant, which would have been convertible into 155,902 shares of common stock.

     The Company has been attempting to implement its ACSA automated custom software configuration assembly line solution. In this regard, the Company has invested in fixed assets comprising an assembly line and related computer equipment. The Company has also entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's ACSA Solution. The Company paid CASI a onetime license fee of $1.1 million. The payments under the CASI Note were initially capitalized. However, the Company has not, as of the date of this filing, implemented the configurator software or made any significant use of the automated assembly lines installed at the Company's ACSA Center. The Company has experienced substantial delays in its implementation of the ACSA solution and although the Company has completed construction of the first ACSA solution production line ("ACSA Center") located at the Company's facility, the Company has not commenced use of the licensed custom configuration software or implemented the ACSA Solution. The Company's initial ACSA strategy included plans to implement the ACSA Solution through joint ventures, through multiple ACSA Centers installed at assembly sites and through the resale of licenses for the ACSA Solution software. The resolution of the Company's dispute with CASI does not include rights to the Company for the resale of licenses for the ACSA Solution software. Due in part to lengthy delays in implementing ACSA Services, competing software configuration technologies have had an opportunity to gain market acceptance and achieve a level of public recognition that may make it more difficult for the Company to effectively market and sell ACSA services. The Company does not expect the ACSA Center to be operational at its premises in Industry, California prior to March 31, 2000 and a launch schedule is dependent on the results of the Company's evaluation described above. As a result of these delays, and subject to the evaluation conclusions, the Company will likely incur additional costs and devote additional time to effect the implementation of the ACSA Solution. Due to these increased anticipated costs (and other factors discussed elsewhere), the Company has written off its investment in capitalized software related to ACSA as of March 31, 1999, and the Company may not generate any revenues from the ACSA Solution.

11. Commitments and Contingencies

Leases

     In October 1997, the Company entered into a new facility lease agreement commencing on February 1, 1998 and expiring on January 31, 2001. In addition, the Company co-signed with OTT a facility lease agreement which expires in March 2002. (See Note 2). The following is a schedule of future minimum lease payments required under these operating leases as of March 31, 1999:


Year Ending March 31,
---------------------
2000.............................................................................      211,000
2001.............................................................................      192,000
2002.............................................................................       78,000
                                                                                     ---------
                                                                                     $ 481,000
                                                                                     =========

     Total rental expense for the year ended March 31, 1999, 1998 and 1997 was approximately $144,000, $70,000 and $49,000, respectively.

  Employment Agreements

     The Company has employment agreements with certain key executives. These agreements have terms of five years.

  Litigation

     The Company is involved in various legal matters in the normal course of its business. Management believes, based in part upon consultation with legal counsel, that the ultimate outcome of such matters will not have a material adverse effect on the Company's financial condition or its results of operations.

  Potential Litigation

     Mr. Ung (formerly President), and Ms. Yang (formerly Secretary and Treasurer) each were parties to employment agreements with us. In the event of Mr. Ung's termination without "cause" (as defined in his employment agreement), we are liable for payment to Mr. Ung of an amount equal to 6 months of his then current base salary. Ms. Yang was not entitled to any payments upon termination without cause. Based on the information uncovered during the investigation, we elected to treat Mr. Ung's and Ms. Yang's relief of their executive officer and employment responsibilities as terminations for "cause" (as defined in the employment agreements). There can be no assurance that Mr. Ung and Ms. Yang will not allege breach of their employment agreements or other injury resulting from alleged wrongful termination of employment, libel, slander, or other alleged wrongful or tortious acts, or, if alleged in litigation against us, there can be no assurance that Mr. Ung and Ms. Yang will not prevail on some or all such claims.

     In addition, due to the Company's unauthorized resale of OEM versions of certain software, we face significant risk of litigation from the software manufacturer alleging damages, including punitive damages, resulting from these unauthorized sales. Although the Company's attorneys have been in discussions with the manufacturer's attorneys and are hopeful that the Company can settle this matter with the manufacturer prior to litigation, there can be no assurance that the it will be successful in reaching a settlement with the manufacturer or, if a settlement is reached, that the terms of the settlement will be favorable to the Company. Based upon preliminary discussions with the manufacturer's representatives, the Company has accrued $150,000 as their estimate of the amount to resolve the dispute with the manufacturer.

12. Subsequent Events

  Internal Investigation

     In July 1999, the Company announced its internal investigation into certain improprieties and record keeping irregularities. This investigation resulted in the termination of the Company's president and secretary, the discovery of previously undisclosed related party and other unauthorized transactions, the restatement of quarterly information, and uncovered the risk of potential litigation with a certain software manufacturer (see Notes 2 and

11).

  Nasdaq and Boston Stock Exchange Delisting

     On August 27, 1999 and August 30, 1999, the Company was delisted from the Boston Stock Exchange and Nasdaq, respectively. (See Note 2)

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                                                                              Officer or
Name                           Position with Company                           Age           Director Since
Max Toghraie                   Executive Vice President and Director           36                1997
James Ung                      Director                                        37                1996
Nancy Hundt                    Director                                        30                1996
Mei Yang                       Director                                        36                1996
David Tobey                    Director                                        38                1997
Philip Alford                  Director                                        45                1998
John L. Davidson               President and Chief Executive Officer           47                1999
Jeff Toghraie                  Vice President--Marketing                       31                1998
Carl L. Wood                   Chief Financial Officer                         47                1998
Jack Suleski                   Vice President--Operations                      57                1999

BUSINESS EXPERIENCE


DIRECTORS

     PHILIP ALFORD has served as a director of the Company since February 1998. Mr. Alford was Chairman and acting Chief Financial Officer of Verix Software from July 1997 until April 1999 when Verix Software was acquired by a public company. Prior to joining Verix Software, a business software developer, Mr. Alford was employed by Tekelec, a publicly traded company, from 1985 to December 1996, where he served primarily as its Chief Financial Officer and from 1994 to 1996 as its President, Chief Executive Officer and director. Tekelec is a supplier of diagnostic and switching systems to the communications industry. After leaving Tekelec, Mr. Alford served as an independent management consultant. Mr. Alford is a member of the audit and compensation committees.

     MAX TOGHRAIE served as the Chief Executive Officer of the Company from September 1997 through August 1999, when he assumed the position of Executive Vice President, and as a director from April 1997. He has also served as a consultant to the Company since its inception in April of 1996. Mr. Toghraie served as a trading group manager for D'Argent Inc., an international trading company from 1992 through December 1996. During the past 5 years, he has been involved with various privately held development stage companies as a director and/or consultant. Max Toghraie and Jeff Toghraie, the V.P. Marketing of the Company, are brothers.

     JAMES UNG is a co-founder of the Company and served as its President from April 1997 until July 1999 and as a director since the Company's inception in April of 1996. From February 1992 until joining the Company,

Mr. Ung was Director of Operations of American Systec Corporation, a privately held systems distribution and configuration company in Brea, California. From 1989 to 1992, Mr. Ung served as Vice President of Marketing at PC Systems Design, a California based systems integration and distribution company. Mr. Ung is married to Mei Yang.

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

     MEI YANG has served as a director of the Company since its inception in April of 1996. Ms. Yang served as the Secretary and Treasurer of the Company from March 1997 until July 1999. From 1990 to 1996, Ms. Yang was the Chief Operating Officer of American Systec Corporation, a privately held systems distribution and configuration company in Brea, California.

     DAVID TOBEY has served as a director of the Company since July 1997. Mr. Tobey has, since April 1999, served as Vice President--Operations of Ventana Corporation, a collaboration software developer. From March 1998 through April 1999, Mr. Tobey was a principal of Archmedae Management Company, a management consulting company. Mr. Tobey was the founder and President and Chief Executive Officer of Computer-Aided Software Integration ("CASI") from February 1995 to March 1998 and was a significant stockholder of CAST, a subsidiary of Datatec Systems, Inc. (formerly Glasgal Communications, Inc.), a Nasdaq traded company. He also founded and served as the Executive Director of the Integrating Technology Consortium, an integration standards, certification and education organization focused on the hospitality industry from June 1994 to October 1997. Prior to founding CAST in February 1995, Mr. Tobey was the Senior Vice President of Corporate Services from April 1993 to April 1995 for Hotel Information Systems, where he was responsible for articulating and managing the development of strategic initiatives and corporate operations in marketing, product development and professional services. From September 1986 to April 1994, Mr. Tobey was the founder and served as Chairman and Chief Executive Officer of Stratcon, a systems integration company in the legal market and later as CTO of Automation Partners, into which Stratcon merged in 1990. Mr. Tobey has also consulted with numerous technology and service companies and is a frequent speaker at international conferences on technology and management topics. Mr. Tobey is a member of the compensation committee.

EXECUTIVE OFFICERS

     JOHN L. DAVIDSON has served as President and Chief Executive Officer of the Company since September 1999. Mr. Davidson, a Principal and Managing Partner of Inverness Partners, Inc., has over 20 years of financial and general management as well as corporate and project finance experience, with 16 years in turnaround and transition management. During this time, and in addition to recent experience with certain Seattle- and Portland-based technology companies, Mr. Davidson has served in a variety of direct management roles, including:
Executive Vice President and Chief Operating Officer of California Steel Pressure Pipe Co., Senior Vice President and Chief

Operating Officer of Hind, Inc., and Executive Vice President and Chief Operating Officer of Granite Furniture Co.

     JEFF TOGHRAIE has served as the Chief Operating Officer of the Company from June 1998 until May 1999, and has served as Vice President--Marketing since July 1999. Mr. Toghraie has been an advisor to the Company since its inception in April 1996. From 1992 to 1996, Mr. Toghraie was a private investor and a financial consultant with Strafford Group, a privately held investment firm.
Mr. Toghraie and Max Toghraie, Executive Vice President of the Company, are brothers.

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

     JACK SULESKI has served as Vice President of Operations since May of 1999 and as Consultant/National Sales Manager since March 1999. From July 1995 till November 1998, Mr. Suleski served as Manager of National Accounts for AST Research, Inc., in Irvine, California, a worldwide manufacturer of Notebook, Desktop, and Server Computers Systems. From July 1992 till June 1995, he was employed by GRiD Systems, Inc. of Fremont, California, a manufacturer of ruggedized magnesium encased portable computer systems, as a Senior Account Manager dealing with Fortune 500 accounts. From November 1972 through June 1992, Mr. Suleski was employed by Tandy Corp. in various sales and management positions related to their computer retailing operations.

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

     Based solely upon a review of copies of reports furnished to the Company on or after April 8, 1998 and written representations received by the Company from the officers, directors and beneficial owners of more than 10% of the Company's Common Stock ("reporting persons"), the Company believes that all Section 16(a) filing requirements applicable to the Company's reporting persons have been complied for the year ended March 31, 1999.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth the compensation for the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the year ended March 31, 1999(the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                                            Long-Term
                                                            Annual                   Compensation           Compensation
Name and Principal Position                                  Year                       Salary               Options/(1)/
Max Toghraie /(2)/                                           1999                   $    93,000           $           -
          Director and Chief Executive Officer               1998                   $    96,000           $    $126,046
James Ung /(3)/                                              1999                   $   192,000           $           -
          Director and President                             1998                   $   154,985           $    $ 98,645
Tommy Tang /(4)/
          President                                          1998                   $    12,000           $           -

(1) All stock options to Messrs. Toghraie and Ung were granted in July 1997 under the Company's 1997 Stock Option Plan.
(2) Mr. Toghraie was appointed Chief Executive Officer of the Company in September 1997. Prior to Mr. Toghraie's appointment, there was no Chief Executive Officer of the Company.
(3) Mr. Ung served as President of the Company until July 1999. Mr. Ung is married to Mei Yang, a Director, and former Secretary and Treasurer of the Company. Ms. Yang received $72,000 in salary during the year ended March 31, 1999.
(4)  Mr. Tang was President of the Company until May 1997.

STOCK OPTION GRANTS

     The Company did not grant any stock options to any Named Executives during the year ended March 31, 1999.

YEAR END OPTIONS

     The following table sets forth information regarding unexercised options held by the Named Executives. No options were exercised during the year ended March 31, 1999:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                    Number of Unexercised options at
                                            Fiscal Year End                 Value of In-the Money Options at Fiscal
Name                                   Exercisable/Unexercisable            Year End/(l)/ Exercisable/Unexercisable
Max Toghraie                              68,922   /   57,124                      $ 422,147   /   $ 349,885
James Ung/(2)/                            53,940   /   44,705                      $ 330,383   /   $ 273,818

(1) Based-upon a closing sale price of the Company's common stock of $6.125 per share on March 31, 1999.
(2) Mr. Ung is married to Mei Yang, a Director and former Secretary and Treasurer of the Company. At the end of the last fiscal year, Ms. Yang had 14,982 unexercised exercisable options and 12,420 unexercised unexercisable options. The value of Ms. Yang's exercisable in-the-money options at fiscal year end was $91,765, and the value of

     Ms. Yang's unexercisable in-the-money options at fiscal year end was $76,073.


EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

     The Company entered into an employment agreement with Max Toghraie to serve as Chief Executive Officer for an initial term of five years commencing July 1, 1997 at annual compensation after September 30, 1997 of $192,000 plus benefits. Mr. Toghraie voluntarily reduced his compensation by an aggregate of $114,000 in fiscal 1999. Mr. Toghraie's employment agreement was terminated effective August 23, 1999. He continues to serve as an employee and as an Executive Vice President. Pursuant to an Employment Agreement and General Release dated September 17, 1999, the Company paid Mr. Toghraie a Retention Bonus of $71,250 and agreed to pay an additional $71,250 if certain conditions of the Agreement are met or if his employment is involuntarily terminated.

     The Company entered into an employment agreement with James Ung to serve as President for an initial term of five years commencing July 1, 1997. Mr. Ung's base salary was $192,000 per annum. On July 12, 1999, in connection with an internal investigation into certain improprieties and record-keeping irregularities, Mr. Ung was relieved from all executive officer and employment responsibilities. The Company has elected to treat this relief from executive officer and employment responsibilities as a termination for "cause," as defined in Mr. Ung's employment agreement.

     The Company entered into an employment agreement with Mei Yang to serve as Secretary and Treasurer for an initial term of five years commencing July 1, 1997. Ms. Yang's base salary was $72,000 per annum. On July 12, 1999, in connection with an internal investigation into certain improprieties and record-keeping irregularities, Ms. Yang was relieved from all executive officer and employment responsibilities. The Company has elected to treat this relief from executive officer and employment responsibilities as a termination for "cause," as such is defined in Ms. Yang's employment agreement.

DIRECTOR COMPENSATION

     All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director's and/or committee meetings and all directors who are not executive officers or employees of the Company currently receive a director's fee of $500 per meeting personally attended and $100 per meeting telephonically attended for service as a director. The directors have also received nonstatutory stock options, which, to date, have been approved by the entire Board of Directors. Future grants of stock options will be administered by the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                 SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
                             DIRECTORS AND OFFICERS


    The following table sets forth certain information with respect to (i) each director and nominee for director of the Company, (ii) the named executive officers in the Summary Compensation Table on page 31, (iii) all directors and executive officers of the Company as a group at August 23, 1999, including the number of shares of Common Stock beneficially owned by each of them, and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock. Unless otherwise indicated below, the business address of each individual is the same as the address of the Company's principal executive offices.


                                           AMOUNT AND NATURE    PERCENT OF
                                             OF BENEFICIAL       CLASS OF
                                             OWNERSHIP OF         COMMON
EXECUTIVE OFFICERS                          COMMON STOCK(1)       STOCK

Max Toghraie(2)                                   82,705          1.11%
James Ung(3) and Mei Yang(4)                   2,274,823         30.43%
Carl L. Wood(5)                                   26,656           *

DIRECTORS

Nancy Hundt(6)                                 2,195,525         29.69%
David Tobey(7)                                    10,050           *
Philip Alford(8)                                  31,500           *
All directors and executive officers as a      4,621,259         60.57%
group (7 persons)(9)


 *   Less than 1%

(1) Includes shares issuable upon the exercise of options or warrants that are exercisable within 60 days of the date of this filing. The shares underlying such options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Executive vice President and a director of the Company. Consists of 82,705 shares issuable upon exercise of options. Mr. Toghraie's address is 957 Lawson Street, Industry, California 91748
(3) Former President and a director of the Company. Mr. Ung and Ms. Yang are married. Includes 64,727 shares issuable upon exercise of options. Mr. Ung's address is 957 Lawson Street, Industry, California 91748
(4) Former Secretary and Treasurer and a director of the Company Ms. Yang and Mr. Ung are married. Includes 17,978 shares issuable upon exercise of options. Ms. Yang's address is 957 Lawson Street, Industry, California 91748
(5) Chief Financial Officer of the Company. Consists of 26,666 shares issuable upon exercise of options. Mr. Wood's address is 957 Lawson Street, Industry, California 91748.
(6) Includes 3,407 shares issuable upon exercise of options. Ms. Hundt's address is 957 Lawson Street, Industry, California 91748.
(7) Consists of 10,050 shares issuable upon exercise of options. Mr. Tobey's address is 957 Lawson Street, Industry, California 91748.
(8) Consists of 31,500 shares issuable upon exercise of options. Mr. Alford's address is 957 Lawson Street, Industry, California 91748.
(9)  Includes 237,033 shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with an internal investigation into certain improprieties and record-keeping irregularities, the Audit Committee of the Board of

Directors of the Company uncovered evidence of transactions with certain entities it believes to be related to James Ung, the former President and a director of the Company, and his wife Mei Yang, the former Secretary and Treasurer and a director of the Company, as described more fully below. The Company believes that these certain entities, EM Technology, Inc., ESI Resources, Inc., FYI International, Link 3000, Q&Y Technology and Caltex Technology, Inc. (the "Related Entities"), were related, either directly or indirectly, to James Ung and/or Mei Yang.

     From June 1998 through March 1999, the Company sold 17,967 units of a product the Company believes to be unauthorized OEM versions of certain software to the Related Entities at a price the Company believes was less than the fair market value for such software. During the same time period, the Company believes that it repurchased from the Related Entities 10,877 units of this product at a higher price than the same units were purchased by the Related Entities. The Company believes that the aggregate benefit received from the related entities by virtue of the sale and subsequent repurchase of the 10,877 units was $17,512.

     Of the 7,090 units sold by the Company to the Related Entities that were not subsequently repurchased by the Company, the Company has not been able to determine at what price these units were sold by the Related Entities, to whom these units were sold, and whether these units were sold to customers who purchased units from the Related Entities in lieu of purchasing units from the Company. The Company estimates lost profits on these 7,090 units to be approximately $48,000.

     In December, 1998, the Company entered into a consulting agreement with Ahmad Toghraie, the father of Max Toghraie and Jeff Toghraie, the Executive Vice President and Vice President-Marketing, respectively, of the Company, to market certain of the Company's products for a fee of $10,000. The Company did not solicit competing bids for these consulting services and, therefore, can not determine whether the price paid by the Company for these services was on terms as favorable to the Company as could be achieved from a non-affiliate.

     In 1997, the Company employed Sam Toghraie, brother of Max Toghraie and Jeff Toghraie, as Department Head on an at-will basis for an annual salary of $60,000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) List of documents filed as part of this Report:

          (1)  Financial Statements included in Item 8:

               Report of Independent Public Accountants
               Balance Sheets as of March 31, 1999 and 1998
               Statements of Operations for the years ended March 31,
                1999 and 1998 and the period from April 2, 1996
                (inception) to March 31, 1997

               Statements of Changes in Shareholders' Equity for the years ended
                  March 31, 1999 and 1998 and the period from April 2, 1996 (inception) to March 31, 1997

               Statements of Cash Flows for the years ended March 31, 1999 and 1998 and the period from April 2, 1996 (inception) to March 31, 1997

               Notes to Financial Statements

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


                              CUMETRIX DATA SYSTEMS CORP.
                              ---------------------------
                              (Registrant)


Date:  October 8, 1999  By:  /s/ John L. Davidson
       ---------------       --------------------
                             John L. Davidson, Chief Executive Officer

POWER OF ATTORNEY


     Each person whose signature appears below constitutes and appoints John L. Davidson and Carl L. Wood, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                     Date
     ---------                          -----                     ----

     /s/ JOHN L. DAVIDSON        President and                    October 8, 1999
     ----------------------                                       ---------------
     John L. Davidson            Chief Executive Officer
                                 (Principal Executive Officer)

     /s/ CARL L. WOOD            Chief Financial Officer          October 8, 1999
     -----------------------                                      ---------------
     Carl L. Wood                (Principal Financial and
                                 Accounting Officer)

     /s/ NANCY HUNDT                    Director                  October 8, 1999
     ------------------------                                     ---------------
     Nancy Hundt

     /s/ DAVID TOBEY                    Director                  October 8, 1999
     -----------------------                                      ---------------
     David Tobey

     /s/ MAX TOGHRAIE            Exec. Vice President             October 8, 1999
     -------------------         and Director                     ---------------
     Max Toghraie

     /s/ JAMES UNG                      Director                  October 8, 1999
     ----------------                                             ---------------
     James Ung

     /s/ MEI YANG                       Director                  October 8, 1999
     ----------------                                             ---------------
     Mei Yang

                                 EXHIBIT INDEX


Exhibit
Number                        Exhibit Description
-------                       -------------------

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

4.1    Specimen Stock Certificate of Registrant. Incorporated by reference to
       Exhibit 4.1 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.1 Employment Agreement, dated May 1, 1997, between the Company and James Ung. Incorporated by reference to Exhibit 10.2 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.2 Employment Agreement, dated July 1, 1997, between the Company and Mei Yoon Yang. Incorporated by reference to Exhibit 10.3 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.3 Executive Employment Agreement, dated July 1, 1997, between the Company and Max Toghraie. Incorporated by reference to Exhibit 10.4 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.4 Amended and Restated License Agreement, dated July 1, 1997, between Computer-Aided Software Integration, Inc. and the Company. Incorporated by reference to Exhibit 10.5 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.5 Reseller Agreement, made effective as of September 15, 1997, between Computer-Aided Software Integration, Inc. and the Company. Incorporated by reference to Exhibit 10.6 to Form S-1 filed on December 23, 1997, and amendments thereto. Specified portions of this Exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to an Order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933.

10.6 Lease Agreement, dated for reference purposes October 28, 1997, between the Company and Fortune Dynamics, Inc. Incorporated by reference to
       Exhibit 10.10 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.7 Guaranty, dated December 3, 1997, given by James Ung to Fortune Dynamics, Inc. Incorporated by reference to Exhibit 10.11 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.8   Amended and Restated 1997 Stock Plan. Incorporated by reference to
       Exhibit 10.14 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.9   Form of Nonstatutory Stock Option Agreement. Incorporated by reference to
       Exhibit 10.15 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.10 Warrant Agreement, dated December 23, 1997, between the Company and Troop Meisinger Steuber & Pasich, LLP. Incorporated by reference to Exhibit
       10.16 to Form S-1 filed on December 23, 1997, and amendments thereto.

10.11 Loan and Security Agreement, dated as of October 22, 1998, by and between the Company and Finova Capital Corporation. Incorporated by reference to
       Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.

10.12 Schedule to Loan and Security Agreement, dated October 22, 1998. Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.

10.13 Secured Revolving Credit Note, dated as of October 22, 1998, in favor of Finova Capital Corporation. Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.

10.14 Preferred Stock Purchase Agreement, dated as of December 15, 1998, by and between the Company and Online Transaction Technologies, Inc. Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.

10.15 First Stock Option Agreement, dated as of December 30, 1998, by and between the Company and Online Transaction Technologies, Inc. Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.

24.1   Power of Attorney (included on Signature Page)

27.1   Financial Data Schedule