Form 10-Q
period 1999-06-30
CUMETRIX DATA SYSTEMS CORP
filed 1999-10-15
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [ ] No[X]

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practicable date: 7,392,500 shares of Common Stock, without par value, as of August 30, 1999.

     The undersigned registrant hereby amends the following items in its quarterly report on Form 10-Q for the quarter ended June 30, 1999, as set forth below:

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX

PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

          1.    Condensed Balance Sheets - June 30, 1999 (unaudited) and
                March 31, 1999
          2. Condensed Statements of Operations - Three Months Ended June 30, 1999 and 1998 (unaudited)
          3. Condensed Statements of Cash Flows - Three Months Ended June 30, 1999 and 1998 (unaudited)
          4.    Notes to Financial Statements (unaudited)

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

     ITEM 5.    OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CUMETRIX DATA SYSTEMS CORP.
                                BALANCE SHEETS

ASSETS                                                                           June 30, 1999            March 31, 1999
                                                                                 -------------            --------------
                                                                                  (unaudited)
CURRENT ASSETS:

   Cash and cash equivalents................................................       $ 5,577,751               $ 6,743,198
   Time Deposits............................................................         1,500,000                 1,500,000
   Trade receivables, net of allowance for doubtful accounts of
    $295,000 and $280,000 at June 30, 1999 and March 31, 1999,
    respectively............................................................         1,465,451                 1,864,685
   Receivables from unauthorized parties....................................                 -                    87,000
   Inventories..............................................................         1,036,180                 2,320,127
   Income tax receivable....................................................           262,430                   262,430
   Prepaid expenses.........................................................            20,141                   149,555
                                                                                 -------------             -------------
    Total current assets....................................................         9,861,953                12,926,995
FIXED ASSETS, net                                                                      477,956                   504,363
OTHER ASSETS:
   Investment in Affiliate..................................................           728,768                   878,000
   Other....................................................................            14,429                    14,429
                                                                                 -------------             -------------
     Total Assets...........................................................       $11,083,106               $14,323,787
                                                                                 =============             =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.........................................................       $ 1,492,692               $ 3,945,595
   Accrued expenses.........................................................           561,412                   556,964
   Income taxes payable.....................................................               800                         -
   Current portion of long-term debt........................................             3,743                     4,054
                                                                                 -------------             -------------
     Total current liabilities..............................................         2,058,647                 4,506,613
LONG-TERM DEBT, net of current portion......................................             4,142                     4,810
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value: Authorized, 2,000,000 shares; issued
    and outstanding, none...................................................                 -                         -
   Common stock, no par value: Authorized, 20,000,000 shares; issued and
    outstanding, 7,392,500 at June 30, 1999 and March 31, 1999..............        12,063,414                12,063,414
   Deficit..................................................................        (3,043,097)               (2,251,050)
                                                                                 -------------             -------------
     Total shareholders' equity.............................................         9,020,317                 9,812,364
                                                                                 -------------             -------------
     Total liabilities and shareholders' equity.............................       $11,083,106               $14,323,787
                                                                                 =============             =============



The accompanying notes are an integral part of these condensed balance sheets.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS



                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                   1999                  1998
                                                                                ----------            -----------
                                                                                             (unaudited)
NET SALES...............................................................        $7,056,674            $18,414,526
COST OF PRODUCTS........................................................         6,909,938             17,982,616
                                                                                ----------            -----------
   Gross profit.........................................................           146,736                431,910
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES............................           862,003                528,852
                                                                                ----------            -----------
   Income(loss)from operations..........................................          (715,267)               (96,942)
INTEREST INCOME.........................................................            72,645                147,971
INTEREST EXPENSE........................................................              (193)                (1,880)
LOSS ON EQUITY INVESTMENT...............................................           149,232                      -
                                                                                ----------            -----------
   Income (loss) before provision for income taxes......................          (792,047)                49,149
PROVISION (BENEFIT)FOR INCOME TAXES.....................................                 -                 20,500
                                                                                ----------            -----------
NET INCOME (loss).......................................................          (792,047)                28,649
                                                                                ==========            ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.............................        $    (0.11)           $      0.00
                                                                                ==========            ===========

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                           STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                    1999                1998
                                                                                -----------          -----------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................        $  (792,047)         $    28,649
    Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
       Depreciation and amortization....................................             54,000                2,250
       Provision for doubtful accounts..................................             15,000               27,000
       Loss on equity investment in affiliate...........................            149,232                    -
     Changes in assets and liabilities:
       Trade receivables................................................            471,234             (901,011)
       Inventories......................................................          1,283,947           (2,405,771)
       Deferred taxes...................................................                                  68,350
       Prepaid expenses.................................................            129,414             (150,483)
       Accounts payable.................................................         (2,452,903)           1,736,576
       Accrued expenses.................................................              4,448             (469,447)
       Income taxes payable.............................................                800             (717,013)
                                                                                -----------          -----------
         Net cash (used in) operating activities........................         (1,136,875)          (2,780,900)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.............................................            (27,593)             (50,326)
                                                                                -----------          -----------
         Net cash used in investing activities..........................            (27,593)             (50,326)
                                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net............................                  -           11,230,823
  Payments on notes.....................................................               (979)          (1,200,896)
  Deferred offering costs...............................................                  -              514,927
                                                                                -----------          -----------
         Net cash provided by (used in) financing activities............               (979)          10,544,854
                                                                                -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................         (1,165,447)           7,713,628
CASH AND CASH EQUIVALENTS, beginning of period..........................          6,743,198            4,415,690
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, end of period................................        $ 5,577,751          $12,129,318
                                                                                ===========          ===========

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)



1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements should be read in conjunction with the Company's March 31, 1999 audited financial statements and notes thereto included in the Company's Form 10-K dated August 31, 1999, including all amendments thereto. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The results of operations and cash flows for such periods are not necessarily indicative of results to be expected for the full year.

Certain balances have been reclassified to conform to the current year presentation.

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

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three month periods ended June 30, follows:

                                                                               1999                        1998
                                                                      ----------------------      ----------------------
Weighted average number of common shares outstanding-Basic                   7,392,500                   7,196,271
Dilutive effect of outstanding stock options                                    -                           -
                                                                      ----------------------      ----------------------
Weighted average number of common shares outstanding-Diluted                 7,392,500                   7,196,271
                                                                      ======================      ======================

3.   Segment Information

     At March 31, 1999, Cumetrix has two separately managed business segments, Computer Products and Computer System Assembly. The accounting policies of the segments are the same as those described in the significant accounting policies in the March 31, 1999 Form 10-K; however, the Company evaluates performance based on revenue only and does not separate assets between segments. Internet based distribution, an emerging sales channel initiated in April 1999 which supports both these business segments represents less than 10% of revenues for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the quarters ended June 30, 1999 and 1998. Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other factors, the factors set forth under the caption "Cautionary Statements and Risk Factors" below.

Overview

     The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software (the "Computer Products Business"). In December of 1996, the Company entered the system configuration business.

     The Company substantially reduced its dependence on its Computer Products Business at the end of fiscal 1999 as a result of the inability of the Company to operate the business with gross margins sufficient to avoid recurring losses. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies from major manufacturers and reduced overall demand in the personal computer industry. The Company did not fully anticipate the severity of this issue and did not react adequately. As a result of these pricing pressures, the Company's margins were pressured and the Company attempted to shift to higher margin wholesale computer product sales. The Company was unable to be competitive in this area and business and operating results were adversely affected.

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


Results of Operations

Three months ended June 30, 1999 and 1998

Net Sales. Net sales for the quarter ended June 30, 1999 were $7,056,674 compared to $18,414,526 for the quarter ended June 30, 1998. This decrease of $11,357,852 in net sales is attributable to the Company's earlier decision to reduce its dependence on the Computer Products business (specifically, distribution of hard drives) as a response to a change in market conditions which resulted in reduced gross margins and operating losses from this segment of the business.

Cost of Products. Cost of products decreased $11,072,678 from $17,982,616 to $6,909,938 for the quarter ended June 30, 1999. This decrease is mainly attributable to the reduction in net sales volumes as noted above.

Gross Profit. Gross profit for the quarter ended June 30, 1999 was $146,736 compared to $431,910 for the quarter ended June 30, 1998. Gross profit as a percentage of net sales was 2.1% for the quarter ended June 30, 1999 compared to 2.3% for the quarter ended June 30, 1998. This represents a 9% decrease in gross profit ratios, and is mainly attributable to current market conditions with regard to pricing pressures facing the industry as a whole.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for quarter ended June 30, 1999 were $862,003 compared to $528,852 for the quarter ended June 30, 1998.


     The major components of selling, general and administrative expenses for the periods include the following:

                                                                                    June 30,                  June 30,
                                                                                      1999                      1998
                                                                             --------------------      --------------------
Payroll (including commissions)                                                  $     430,000             $     342,000
Rent                                                                                    22,625                    18,837
Legal, accounting and other                                                            100,000                    36,600
Credit and collection (including bad debt expense)                                      48,160                    39,045
Depreciation & amortization                                                             54,000                     2,250
Outside services                                                                        75,040                    11,056
Other (under 5%)                                                                       132,178                    79,064
                                                                             --------------------      --------------------
   Total                                                                         $     862,003             $     528,852
                                                                             ====================      ====================

     The increase of $333,151 in selling, general and administrative expenses is attributable to increased staff and overhead to support the marketing activity of the Company. SG&A costs in the period included higher insurance, legal and accounting costs, costs related to the investigations, marketing costs related to the start up of internet sales and distribution activities, and other costs related to being a public company.

Interest Income

     Interest income of $72,546 for the quarter ended June 30, 1999 is primarily due to interest income earned on the investment of proceeds from the Initial Public Offering.



Loss on Equity Investment

     Loss on equity investment for the quarter ended June 30, 1999 was $149,232 which relates to the Company's investment in Online Transaction Technologies. The Company's investment provided substantially all of OTT's working capital.

Net Loss

     Net loss for the quarter ended June 30, 1999 was $792,047 compared to net income of $28,649 for the quarter ended June 30, 1998. The increase in the net loss of $820,696 is mainly attributable to the decrease in gross profit margins, the loss on equity investment, and higher selling, general and administrative expenses, including charges relating to the investigations, offset by interest income.

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

     Net cash used by operating activities during the quarter ended June 30, 1999 was primarily attributable to a loss from operations and decreases in accounts payable, inventories and trade receivables.. Net cash used in investing activities was due to purchases of fixed assets.

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


Risks Associated with the Year 2000 Problem

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

     The Company has been informed that its telephone system is not Year 2000 Compliant. The Company has determined to purchase a new phone system that is Year 2000 Compliant in the current quarter and does not believe the costs associated with this purchase will be more than $15,000.

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

     Delisting will materially adversely affect the trading market for the Common Stock and the Company's access to the capital markets. It will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. The Company currently cannot qualify for initial listing with Nasdaq and it may never meet those qualifications.

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

We face risks of product returns.

     As is typical of Internet e-commerce retailers, we incur expenses as a result of the return of products by customers. Further, we may continue to incur expenses from the return of products sold through our computer products distribution business. Returns may result from defective goods, inadequate performance relative to customer expectations, shipping errors and other causes, many of which are outside of our control.

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

     We have never declared or paid dividends on our Common Stock and we do not intend in the foreseeable future to declare or pay any cash dividends. Instead, we intend to retain earnings, if any, for the future operation and expansion of our business.

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

                                    -xviii-

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     The Company is periodically subject to legal actions which arise in the ordinary course of its business. The Company does not believe that any pending action is material to its results of operation or financial condition.

ITEM 2.   CHANGES IN SECURITIES

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

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


CUMETRIX DATA SYSTEMS CORP.

Date: October 8, 1999               /s/ Carl L. Wood
                                    Chief Financial Officer