Form 10-Q
period 1999-09-30
CUMETRIX DATA SYSTEMS CORP
filed 1999-11-15
CIK 1051067

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For The Quarterly Period Ended September 30, 1999

                                      or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Transition Period From ________to ________.

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     As of November 15, 1999, the Registrant had 7,392,500 shares of Common Stock, without par value, issued and outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX

PART I.    FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

        Condensed Balance Sheets - September 30, 1999 and March 31,1999

        Condensed Statements of Operations - Three Months Ended September 30,
          1999 and 1998; and, Six Months Ended September 30, 1999 and 1998.

        Condensed Statements of Cash Flow - Six Months Ended September 30, 1999
          and 1998

        Notes to Financial Statements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II.   OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS

                                                                      September 30,           March 31,
                                                                           1999                  1999
                                                                      -------------          ------------
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $ 4,810,813           $ 6,743,198
  Time deposits                                                           1,500,000             1,500,000
  Trade receivables, net of allowance for doubtful
   accounts of $300,000 and $280,000 at September 30, 1999
   and March 31, 1999, respectively                                       1,010,276             1,951,685
  Inventories                                                               560,535             2,320,127
  Income tax receivable                                                     262,430               262,430
  Prepaid expenses and other current assets                                 118,122               149,555
                                                                        -----------           -----------
         Total current assets                                             8,262,176            12,926,995

FIXED ASSETS, net                                                           423,956               504,363

OTHER ASSETS                                                                527,822               892,429
                                                                        -----------           -----------

         Total Assets                                                   $ 9,213,954           $14,323,787
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $   709,421           $ 3,945,595
  Accrued expenses and other current liabilities                            604,011               561,018
                                                                        -----------           -----------
         Total current liabilities                                        1,313,432             4,506,613

LONG-TERM DEBT, net of current portion                                        2,068                 4,810

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value: Authorized, 2,000,000                            -                     -
   shares; issued and outstanding, none
  Common stock, no par value: Authorized, 20,000,000                     12,063,414            12,063,414
   shares; issued and outstanding, 7,392,500 shares
  Retained earnings (deficit)                                            (4,164,960)           (2,251,050)
                                                                        -----------           -----------
         Total shareholders' equity                                       7,898,454             9,812,364
                                                                        -----------           -----------
Total liabilities and shareholders' equity                              $ 9,213,954           $14,323,787
                                                                        ===========           ===========

See notes to financial statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended                       Six Months Ended
                                                        September 30,                            September 30,
                                                   1999               1998                  1999                1998
                                                -----------        -----------            -----------        -----------
SALES                                           $ 4,055,896        $19,418,109            $11,112,570        $37,832,635
COST OF SALES                                     3,920,060         18,868,874             10,829,998         36,851,490
                                                -----------        -----------            -----------        -----------
GROSS PROFIT                                        135,836            549,235                282,572            981,145

OPERATING EXPENSES                                1,136,391            572,843              1,998,394          1,101,695
                                                -----------        -----------            -----------        -----------
  OPERATING LOSS                                 (1,000,555)           (23,608)            (1,715,822)          (120,550)

OTHER INCOME (LOSS)
  Interest expense                                     (166)               323                   (359)             2,203
  Interest income                                    94,233            172,695                166,878            320,666
  Loss on equity investment                        (215,375)                 -               (364,607)                 -
                                                -----------        -----------            -----------        -----------
                                                   (121,308)           173,018               (198,088)           322,869
INCOME (LOSS) BEFORE INCOME TAXES                (1,121,863)           148,764             (1,913,910)           197,913
PROVISION FOR INCOME TAXES                                -             62,271                      -             82,771
                                                -----------        -----------            -----------        -----------
NET INCOME (LOSS)                               $(1,121,863)       $    86,493            $(1,913,910)       $   115,142
                                                ===========        ===========            ===========        ===========
BASIC AND DILUTED
  EARNINGS PER SHARE                            $     (0.15)       $      0.01            $     (0.26)       $      0.02
                                                ===========        ===========            ===========        ===========



See notes to financial statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                   September 30,
                                                                                              1999                1998
                                                                                              ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                        $(1,913,910)       $   115,142
   Adjustments to reconcile net income to net cash and
     cash equivalents used in operating activities:
       Depreciation and amortization                                                           108,000              4,500
       Provision for doubtful accounts                                                          20,000             52,000
       Loss on equity investment in subsidiary                                                 364,607                  -
   Changes in assets and liabilities:
       Trade receivables                                                                       921,409            301,523
       Inventories                                                                           1,759,592         (2,095,109)
       Prepaid expenses and other current assets                                                31,433            (69,819)
       Accounts payable                                                                     (3,236,174)           216,884
       Accrued expenses                                                                         42,193           (528,362)
       Income taxes payable                                                                        800           (695,468)
                                                                                           -----------        -----------
         Net cash used by operating activities                                              (1,902,050)        (2,698,709)
                                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                         (27,593)          (267,485)
                                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from initial public offering                                                          -         11,203,472
  Payments on long-term debt                                                                    (2,742)        (1,201,812)
  Deferred offering costs                                                                            -            514,927
                                                                                           -----------        -----------
         Net cash provided by financing activities                                              (2,742)        10,516,587
                                                                                           -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (1,932,385)         7,550,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             6,743,198          4,415,690
                                                                                           -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 4,810,813        $11,966,083
                                                                                           ===========        ===========

SUPPLEMENTAL INFORMATION ON CASH FLOW
  Cash paid for interest                                                                   $       359        $     2,203
  Cash paid for income taxes                                                               $         -        $   730,000


See notes to financial statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A -  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 1999 are not necessarily indicative of results to be expected for the year ending March 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended March 31, 1999.

NOTE B -  EARNINGS PER SHARE

Earnings per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method.

                                                    Three Months Ended           Six Months Ended
                                                       September 30,               September 30,
                                                     1999          1998          1999          1998
                                                 ------------   ----------   ------------   ----------
     BASIC AND DILUTED EARNINGS
     Net Income (Loss)                           $(1,121,863)   $   86,493   $(1,913,910)   $  115,142
                                                 ===========    ==========   ===========    ==========

     BASIC AND DILUTED SHARES
     Weighted average common shares                7,392,500     7,452,500     7,392,500     7,304,822
     Dilutive effect of outstanding options                        252,021             -       233,043
                                                 -----------    ----------   -----------    ----------
     Diluted shares                                7,392,500     7,704,521     7,392,500     7,537,865
                                                 ===========    ==========   ===========    ==========

NOTE C - SEGMENT INFORMATION

  The Company has two business segments, Computer Products and Computer System Assembly. The Company evaluates performance based on revenue only and does not separate operating income or assets between segments. E-Commerce sales and distribution, an emerging sales channel initiated in April 1999 which supports both these business segments, represents less than 10% of revenues for the periods presented.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software (the "Computer Products business"). In December 1996, the Company began offering end-users custom computer configuration and assembly (the "Computer System Assembly" business), through resellers, third-party E-commerce sites, and its own system configuration E-commerce web site. The Company has substantially reduced its dependence on the distribution of Computer Products in response to industry-wide price declines, resulting partly from excess manufacturer inventories and a slow-down in demand in the personal computer industry. Consequently, the Company has substantially reduced inventory levels necessary to support sales, and significantly lowered the Company's working capital requirements and finance costs. The Company continues to sell Computer Products in selected product categories and where periodic market opportunities exist, using its established supplier base while principally acting as a broker for critical computer components. Sales opportunities in Computer System Assembly, particularly through E-commerce, are the focus of the Company's current sales and marketing efforts.

Results of Operations
---------------------

Sales for the six months ended September 30, 1999 were $11,112,570 as compared with sales of $37,832,635 for the same period in the prior year. Sales for the three months ended September 30, 1999 were $4,055,896 as compared with sales of $19,418,109 for the three months ended September 30, 1998. Sales for the six months and three months ended September 30, 1999 include Computer System Assembly sales of $2,326,676 and $1,485,046, respectively. Computer System Assembly sales did not exist in the same periods in the prior year. Excluding the Computer System Assembly sales, sales for the six months ended September 30, 1999 declined $29,046,741, or 77%, and sales for the three months ended September 30, 1999 declined $16,847,259, or 87%. The decline in sales is the result of the Company's decision to reduce its dependence on the Computer Products business (in particular the distribution of computer hard-drives) in response to changes in the market conditions within this segment of the business, and unacceptably low profit margins.

Gross profit for the six months ended September 30, 1999 was $282,572, or 2.5% of sales, as compared with gross profit of $981,145, or 2.6% of sales for the six months ended September 30, 1998. Gross profit for the three months ended September 30, 1999 was $135,836, or 3.3% of sales as compared with gross profit of $549,235, or 2.8% of sales for the quarter ended September 30, 1998. The decline in gross profit for the periods is attributable to the lower sales volumes. The increase in gross profit as a percent of sales for the three months ended September 30, 1999, as compared with the same period in the prior year is principally attributable to higher margins achieved from Computer System Assembly sales.

Operating expenses for six months ended September 30, 1999 were $1,998,394 as compared with $1,101,695 for the six months ended September 30, 1998. Operating expenses for three months ended September 30, 1999 were $1,136,391 as compared with $572,843 for the three months ended September 30, 1998. The increase in operating expenses for the periods is principally attributable to legal, auditing, investigative, and management consulting fees incurred during the periods in connection with a special investigation of allegations of improprieties and record-keeping irregularities initiated by the Board of Directors. A brief summary of the principle components of operating expense for the periods is presented below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED.

                                                    Three Months Ended        Six Months Ended
                                                      September 30,             September 30,
                                                     1999        1998         1999         1998
                                                  ----------   ---------   ----------   ----------
     Operating Expenses
     ------------------
     Salaries & wages                             $  390,000    $332,000   $  820,000   $  674,000
     Rent                                             32,000      18,000       55,000       36,000
     Legal, accounting & consulting                  349,000      57,000      449,000       94,000
     Management consulting & settlement fees         126,000           -      126,000            -
     Credit & Collection                              79,000      39,000      127,000       91,000
     Advertising                                      61,000       3,000       67,000        6,000
     Other                                            99,391     123,843      354,394      200,695
                                                  ----------    --------   ----------   ----------
                                                  $1,136,391    $572,843   $1,998,394   $1,101,695
                                                  ==========    ========   ==========   ==========

Interest income, primarily from the investment of the proceeds of the Company's initial public offering of the Company's stock, was $166,878 for the six months ended September 30, 1999, and $94,233 for the three months ended September 30, 1999. Interest income for the six months and three months ended September 30, 1998, was $320,666 and $172,695, respectively. The decline in interest earnings is associated with lower available funds for investment.

For the six months ended September 30, 1999, the Company incurred a net loss of $1,913,910, as compared to net income of $115,142 for the six months ended September 30, 1998. The Company reported a net loss of $1,121,863 for the three months ended September 30, 1999, as compared to net income of $86,493 for the three months ended September 30, 1998. The decrease in net earnings for the six months and three months ended September 30, 1999, of $2,029,052 and $1,208,356, respectively, as compared with the same periods in the prior year is attributable to the decrease in sales volume and higher operating expenses associated with the investigative matters previously noted.

Liquidity and Sources of Capital

For the six months ended September 30, 1999, net cash used by operating activities was $1,902,050 as compared to net cash used by operating activities of $2,698,709 for the same period in the prior year. The net use of cash for the six months ended September 30, 1999 was principally the result of net operating losses. For the six months ended September 30, 1998, the principal use of cash by operating activities was the increase in inventory, the payment of operating expenses incurred during the IPO, and the payment of income taxes.

Capital expenditures of $27,593 and $267,485 for the six months ended September 30, 1999 and 1998, respectively, constitute the principle use of cash from investing activities.

Cash flows from financing activities for the six months ended September 30, 1998 are principally associated with funds generated by the Company's initial public offering, net of long-term debt liquidated with those proceeds.

As of September 30, 1999 the Company had $6,310,813 in cash, cash equivalents, and investment deposits, and working capital of $6,948,744, with a ratio of current assets to current liabilities of approximately 6.3 : 1. This compares with cash, cash equivalents, and investment deposits, of $8,243,198, and working capital of $8,420,382, with a ratio of current assets to current liabilities of
2.9 : 1 as of March 31, 1999.

To insure the availability of funds to meet its various needs, the Company has a credit facility with Finova Capital Corporation ("Finova"), which consists of a $20 million flooring line of credit, secured by certain inventory and equipment, as well as an additional $5 million revolving line of credit secured by accounts receivables and inventory. At September 30, 1999 the Company had an outstanding balance on this credit line of $148,300. The Company believes it has adequate resources to achieve its operating plans for at least the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Subsequent Events and Management Restructuring

During the first quarter of fiscal year 2000, allegations of certain improprieties and record-keeping irregularities in fiscal year 1999 were brought to the attention of the Board of Directors. Under the direction of the Audit Committee of the Board of Directors a special investigation was initiated. As a result of this investigation, the Company's former President and its Secretary-Treasurer were terminated from employment.

The Company failed to file timely its Annual Report on form 10-K for the fiscal year ended March 31, 1999, and its Quarterly Report on form 10-Q for the first quarter ended June 30, 1999, consequently the Company's stock was delisted from the Boston Stock Exchange and from Nasdaq on August 27, 1999 and August 30, 1999, respectively. The Company employed an independent management consultant as Chief Executive Officer in early September, principally to oversee the filing of the delinquent SEC reports.

The special investigation was completed to the satisfaction of the Company's Board of Directors and its outside auditors. On October 15, 1999, the Company's fiscal year 1999 Annual Report and first Quarterly Report for fiscal year 2000 were filed with the SEC.

On October 22, 1999, the Company ended its contract with the independent consultant, and Mr. Max Toghraie was appointed as the Company's Chief Executive Officer.

In late October, a restructuring plan to reduce the company's operating overhead and improve operating efficiencies was adopted, which to date has resulted in the elimination of approximately 20% of the Company's workforce, including certain management positions.

In October and November 1999, Directors Mr. James Ung (formerly President), Mr. Philip Alford, and Mr. David Tobey, resigned from the Board of Directors.

Year 2000 Update

In 1998 the Company began a Year 2000 Project to address the issue of whether computer programs and imbedded computer chips within the Company's processes and products will be able to distinguish between the years 1900 and 2000. The Company evaluated its Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems. Non-IT systems typically include embedded technology in electronic equipment, such as microprocessors, and are more difficult to assess and repair than IT systems. The Company believes it has implemented the changes necessary to materially insure the Company's readiness for the year 2000. Programs to evaluate the readiness of the Company's major vendors and customers to determine what impact, if any, their readiness will have on the Company, continue. The Company does not anticipate that the evaluation will reveal significant potential problems or require the Company to incur substantial costs.

Forward-looking Statements

Certain statements in this Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended March 31, 1999; the possibility that the Company may not be able to market effectively Computer System Assembly products, the narrow margins available in the brokering of Computer Products, and the risks of fluctuation in the prices of Computer Products.

PART II. OTHER INFORMATION
--------------------------

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit 10.16  -  Executive employment Agreement and General Release, dated August 23, 1999, between the Company and Max Toghraie

          Exhibit 10.17  -  Executive employment Agreement and addendum, dated
                            September 8, 1999, and Amendment dated November 8, 1999, between the Company and Inverness Partners, Inc.

          Exhibit 10.18  -  Settlement Agreement and General Release, dated
                            October 22, 1999, between the Company and Inverness Partners, Inc.

          Exhibit 27        Financial Data Schedule

(b)       Form 8-K          Dated July 13, 1999, Item 5 - Other Events.
                            Announcing preliminary results of Audit Committee investigation, management changes and delay in filing Annual Report on Form 10-K.

          Form 8-K          Dated July 15, 1999, Item 5 - Other Events.
                            Announcing receipt of Nasdaq letter regarding potential change of listing status and change of Nasdaq trading symbol.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


CUMETRIX DATA SYSTEMS CORP.          (REGISTRANT)

Date: November 15, 1999          /s/ Max Toghraie
      -----------------          -----------------------------------
                                 Max Toghraie
                                 President & Chief Executive Officer
                                  and Principle Accounting Officer