Form 10-Q
period 1999-12-31
CUMETRIX DATA SYSTEMS CORP
filed 2000-02-14
CIK 1051067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1999

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     As of February 7, 2000, the Registrant had 7,392,500 shares of Common Stock, without par value, issued and outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX

PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           1.   Condensed Balance Sheets - December 31, 1999 and September
                30, 1999
           2. Condensed Statements of Operations - Three Months Ended December 31, 1999 and 1998
           3. Condensed Statements of Operations - Nine Months Ended December 31, 1999 and 1998
           4. Condensed Statements of Cash Flows - Nine Months Ended December 31, 1999 and 1998
           5.   Notes to Financial Statements

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION

   ITEM 5. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS



ASSETS                                                                                  December 31,                    March 31,
                                                                                           1999                           1999
                                                                                        ------------                  -------------
                                                                                         (unaudited)                   (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.............................................                 $ 4,379,142                    $ 6,743,198
 Time deposits.........................................................                   1,500,000                      1,500,000
 Trade receivables, net of allowance for doubtful accounts of $50,000
  and $280,000 at December 31, 1999 and March 31, 1999, respectively...                   1,034,269                      1,864,685
 Inventories...........................................................                     560,535                      2,320,127
 Income tax receivable.................................................                     262,430                        262,430
   Prepaid expenses and other current assets...........................                     155,446                        236,555
                                                                                        ------------                  -------------
    Total current assets...............................................                   7,891,822                     12,926,995
                                                                                        ------------                  -------------

FIXED ASSETS, net                                                                           373,456                        504,363

OTHER ASSETS...........................................................                     527,822                        892,429
                                                                                        ============                  =============
    Total Assets.......................................................                 $ 8,793,100                    $14,323,787
                                                                                        ============                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                 $   728,427                    $ 3,945,595
   Accrued expenses and other current liabilities......................                     522,061                        561,018
                                                                                        ------------                  -------------
    Total current liabilities..........................................                   1,250,488                      4,506,613
                                                                                        ------------                  -------------

LONG-TERM DEBT, net of current portion.................................                           -                          4,810

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value: Authorized, 2,000,000 shares; issued                              -                              -
  and outstanding, none
 Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,392,500 and 7,392,500 at December 31, 1999 and March
  31, 1999, respectively...............................................                  12,063,414                     12,063,414
 Retained earnings.....................................................                  (4,520,802)                    (2,251,050)
                                                                                        ------------                  -------------
    Total shareholders' equity.........................................                   7,542,612                      9,812,364
                                                                                        ------------                  -------------
    Total liabilities and shareholders' equity.........................                 $ 8,793,100                    $14,323,787
                                                                                        ============                  =============


The accompanying notes are an integral part of these condensed balance sheets.

                      CUMETRIX DATA SYSTEMS CORP.
                  CONDENSED STATEMENTS OF OPERATIONS


                                                                                Three Months Ended
                                                                                    December 31,
                                                                         1999                        1998
                                                                     ------------                ------------
                                                                                   (unaudited)
NET SALES.......................................................      $3,951,045                  $16,251,491
COST OF PRODUCTS................................................       3,453,308                   15,740,845
                                                                     ------------                ------------
      Gross profit..............................................         497,737                      510,646
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................         933,226                      796,548
                                                                     ------------                ------------
      Income (Loss) from operations.............................        (435,489)                    (285,902)
INTEREST EXPENSE................................................              51                        1,894
INTEREST INCOME.................................................          79,698                      101,071
                                                                     ------------                ------------
      Income (loss) before provision for income taxes...........        (355,842)                    (186,725)
PROVISION FOR INCOME TAXES......................................               -                      (76,719)
                                                                     ------------                ------------
NET INCOME......................................................        (355,842)                    (110,006)
                                                                     ============                ============
BASIC AND DILUTED EARNINGS PER SHARE............................      $    (0.05)                 $     (0.01)
                                                                     ============                ============


The accompanying notes are an integral part of these condensed statements.

                      CUMETRIX DATA SYSTEMS CORP.
                  CONDENSED STATEMENTS OF OPERATIONS

                                                                                 Nine Months Ended
                                                                                    December 31,
                                                                         1999                        1998
                                                                     ------------                ------------
                                                                                   (unaudited)
NET SALES.......................................................     $15,063,615                  $54,084,126
COST OF PRODUCTS................................................      14,283,306                   52,592,335
                                                                     ------------                ------------
      Gross profit..............................................         780,309                    1,491,791
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................       2,931,620                    1,898,243
                                                                     ------------                ------------
      Income (Loss) from operations.............................      (2,151,311)                    (406,452)
INTEREST EXPENSE................................................             410                        4,098
INTEREST INCOME.................................................         246,576                      421,738
GAIN (LOSS) ON EQUITY INVESTMENT                                        (364,607)                           -
                                                                     ------------                ------------
      Income (loss) before provision for income taxes...........      (2,269,752)                      11,188
PROVISION FOR INCOME TAXES......................................               -                        6,052
                                                                     ------------                ------------
NET INCOME......................................................      (2,269,752)                       5,136
                                                                     ============                ============
BASIC AND DILUTED EARNINGS PER SHARE............................     $     (0.31)                 $      0.00
                                                                     ============                ============


  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months Ended
                                                                                                         December 31,
                                                                                                 1999                  1998
                                                                                             --------------       -------------
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................                               $(2,269,752)        $     5,136
   Adjustments to reconcile net income to
     cash and cash equivalents used in
     operating activities:
       Depreciation and amortization............................                                   162,000              18,900
       Provision for doubtful accounts..........................                                  (230,000)            128,000
       Loss on equity investment in subsidiary..................                                   364,607                   -
       Options issued for services..............................                                         -              21,000
   Changes in assets and liabilities:
       Trade receivables........................................                                 1,060,416            (193,632)
       Inventories..............................................                                 1,759,592          (1,578,759)
       Deferred taxes...........................................                                         -             (25,878)
       Prepaid expenses.........................................                                    81,109            (174,488)
       Other....................................................                                                        34,299
       Accounts payable.........................................                                (3,217,168)         (1,809,765)
       Accrued expenses.........................................                                   (39,757)           (526,832)
       Income taxes payable.....................................                                       800            (710,911)
                                                                                             -------------        ------------
         Net cash provided (used) by operating
           activities...........................................                                (2,328,153)         (4,812,930)
                                                                                             -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.....................................                                   (31,093)           (278,985)
  Cash paid for investment......................................                                         -            (100,000)
                                                                                             -------------        ------------
         Net cash provided (used) in investing
           activities...........................................                                   (31,093)           (378,985)
                                                                                             -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net....................                                         -          11,203,472
  Payments on long-term debt....................................                                    (4,810)         (1,202,749)
  Deferred offering costs.......................................                                         -             514,927
  Purchase of Stock from Shareholder............................                                         -            (300,000)
                                                                                             -------------        ------------
         Net cash provided (used) in financing
           activities...........................................                                    (4,810)         10,215,650
                                                                                             -------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (2,364,056)          5,023,735
CASH AND CASH EQUIVALENTS, beginning of period..................                                 6,743,198           4,415,690
                                                                                             -------------        ------------
CASH AND CASH EQUIVALENTS, end of period........................                               $ 4,379,142         $ 9,439,425
                                                                                             =============        ============
CASH PAID FOR INTEREST                                                                                 410               1,894
CASH PAID FOR INCOME TAXES                                                                               -             730,000





The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the period ended December 31, 1999 are not necessarily indicative of results to be expected for the year ending March 31, 2000. For further information, refer to the financial statements and notes thereto for the year ended March 31, 1999.

NOTE B - EARNINGS PER SHARE

     Earnings per share calculations are in accordance with SFAS No. 128, "Earnings per Share". Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of common shares outstanding and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method.


                                                      Three Months Ended              Nine Months Ended
                                                         December 31,                    December 31,
                                                 ---------------------------      --------------------------
                                                    1999             1998            1999           1998
                                                 ----------       ----------      ----------      ----------
Weighted average number of common
 shares outstanding-Basic                         7,392,500        7,432,087       7,392,500       7,355,773
Dilutive effect of outstanding
 stock options and warrants                               -                -               -         226,200
                                                -----------       ----------      ----------      ----------
Weighted average number of common
 shares outstanding-Diluted                       7,392,500        7,432,087       7,392,500       7,581,973
                                                ===========       ==========      ==========      ==========


NOTE C - SEGMENT INFORMATION

     The Company has two business segments. Computer Products and Computer System Assembly and Configuration. The Company evaluates performance based on revenue only and does not separate operating income or assets between segments. E-commerce sales and distribution, an emerging sales channel initiated in April, 1999 which supports both these business segments, represents approximately 40% of total revenues for the nine month period ended December 31, 1999 and approximately 70% of total revenues for the quarter ended December 31, 1999.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software (The "Computer Products business"). In December 1996, the Company began offering end-users custom computer configuration and assembly systems (the "Computer System Assembly" business), through resellers, third-party E-commerce sites and its own system configuration E-commerce web site, suredeals.com and sureauctions.com. The Company has reduced its dependence on the distribution of Computer Products in response to industry-wide price declines, resulting partly from excess manufacturer inventories and intense price competition from overseas manufacturers. Consequently, the Company has substantially reduced inventory levels necessary to support sales and significantly lowered the Company's working capital requirements and finance costs. The Company continues to sell Computer Products in selected product categories and where periodic market opportunities exist, using its established supplier base while principally acting as a broker for critical computer components. Sales opportunities in the Computer System Assembly segment, particularly through E-commerce, are the focus of the Company's current sales and marketing efforts.


Results of Operations
---------------------

     Sales for the nine months ended December 31, 1999 were $15,063,615 compared to $54,084,126 in the previous year. Sales for the three months ended December 31, 1999 were $3,951,045 compared with sales of $16,251,491 for the three months ended December 31, 1998. Sales for the nine months and three months ended December 31, 1999 include Computer System Assembly and Configuration sales of $6,885,000 or 46% and $1,874,000 or 48% respectively. Computer System Assembly and Configuration sales did not exist in the same periods in the prior year. Excluding the Computer System Assembly and Configuration sales, sales for the nine months ended December 31, 1999 declined $45,905,511 or 85% and sales for the three months ended December 31, 1999 declined $14,174,446 or 88%. The decline in sales is the result of the Company's decision to substantially reduce its dependence on the Computer Products business (in particular the distribution of computer hard-drives) in response to changes in market conditions within this segment of the business, and unacceptably low profit margins.

     Gross profit for the nine months ended December 31, 1999 was $780,309 or 5.2% of sales, as compared with gross profit of $1,491,791 or 2.8% of sales for the nine months ended December 31, 1998. Gross profit for the three months ended December 31, 1999 was $497,737 or 12.6% of sales as compared with gross profit of $510,646 or 3.1% of sales for the quarter ended December 31, 1998. The increase in gross profit as a percent of sales for the periods is principally attributable to higher margins from Computer System Assembly and Configuration sales and two price increases.

     Selling, general and administrative expenses for the nine months ended December 31, 1999 were $2,931,620 as compared with $1,898,243 for the nine months ended December 31, 1998. Selling, general and administrative expenses for the three months ended December 31, 1999 were $933,226 as compared with $796,548 for the three months ended December 31, 1998. The increase in selling, general and administrative expenses for the periods is principally attributable to legal, auditing, investigative and management consulting fees incurred during the periods in connection with a special investigation of allegations of improprieties and record keeping irregularities initiated by the Board of Directors. A brief summary of the principle components of selling, general and administrative expenses for the periods is presented below.


                                                                                    Three Months Ended
                                                                                        December 31,
                                                                                   1999             1998
                                                                             ------------      -----------
Salaries and wages                                                                562,000          395,000
Rent                                                                               25,000           18,000
Insurance                                                                          16,000           27,000
Advertising/Brochure                                                               18,000           45,000
Legal, Accounting and other professional services                                 101,000           53,000
Credit and Collection                                                              87,000          100,000
Other                                                                             124,226          158,548
                                                                             ------------      -----------
   Total                                                                          933,226          796,548
                                                                             ============      ===========



                                                                                     Nine Months Ended
                                                                                       December 31,
                                                                                  1999              1998
                                                                             ------------      -----------
Salaries and wages                                                              1,382,000        1,069,000
Rent                                                                               80,000           54,000
Insurance                                                                          71,000           72,000
Advertising/Brochure                                                               85,000           51,000
Legal, Accounting and other professional services                                 550,000          147,000
Credit and Collection                                                             214,000          190,000
Other                                                                             549,620          315,243
                                                                             ------------      -----------
   Total                                                                        2,931,620        1,898,243
                                                                             ============      ===========


     Interest income, primarily from the investment of the proceeds of the Company's public offering of the Company's stock was $246,576 for the nine months ended December 31, 1999 and $79,698 for the three months ended December 31, 1999. Interest income for the nine months ended and three months ended December 31, 1998 was $421,738 and $101,071 respectively.

     For the nine months ended December 31, 1999 the Company incurred a net loss of $2,269,752 as compared to net income of $5,136 for the nine months ended December 31, 1998. The Company reported a net loss of $355,842 for the three months ended December 31, 1999 as compared to a net loss of $110,006 for the three months ended December 31, 1998. The decrease in net earnings for the nine months and three months ended December, 31, 1999, of $2,274,888 and $245,836, respectively, as compared with the same periods in the prior year is attributable to the decrease in sales volume and higher selling, general and administrative expenses associated with the investigative matters previously noted.

Liquidity and Sources of Capital
--------------------------------

For the nine months ended December 31, 1999 net cash used by operating activities was $2,328,153 as compared to net cash used by operating activities of $4,812,930 for the same period in the prior year. The net use of cash for the nine months ended December 31, 1999 was principally the result of net operating losses and a decrease in accounts payable. For the nine months ended December 31, 1998, the principal use of cash by operating activities was the increase in inventories, prepaid expenses, trade receivables, deferred taxes and decreases in accounts payable, accrued expenses and income taxes payable.

     Capital expenditures of $31,093 and $278,985 for the nine months December 31, 1999 and 1998, respectively, constitute the principle use of cash from investing activities.

     Cash flows from financing activities for the nine months December 31, 1998 are principally associated with funds generated by the Company's initial public offering, net of long-term debt liquidated with those proceeds.

     As of December 31, 1999 the Company had $5,879,142 in cash, cash equivalents and investment deposits and working capital of $6,641,334 with a ratio of current assets to current liabilities of approximately 6:3 : 1. This compares with cash, cash equivalents and investment deposits of $8,243,198 and working capital of 8,420,382 with a ratio of current assets to current liabilities of 2:9 :1 as of March 31, 1999.

     To insure the availability of funds to meet its various needs, the Company has a credit facility with Finova Capital Corporation ("Finova"), which consists of a $20 million flooring line of credit, secured by certain inventory and equipment, as well as an additional $5 million revolving line of credit secured by accounts receivables and inventory. At December 31, 1999 the Company had an outstanding balance on this credit line of $462,551.

Subsequent Events and Management Restructuring
----------------------------------------------

     During the first quarter of fiscal year 2000, allegations of certain improprieties and record-keeping irregularities in fiscal year 1999 were brought to the attention of the Board of Directors. Under the direction of the Audit Committee of the Board of Directors a special investigation was initiated. As a result of this investigation, the Company's former President and its Secretary-Treasurer were terminated from employment and disciplinary actions were taken with certain other non-management employees.

     The Company failed to file timely its Annual 10-K Report for the fiscal year ended March 31, 1999 and its Quarterly 10-Q Report for the first quarter ended June 30, 1999, consequently, the company's stock was delisted from the Boston Stock Exchange and from NASDAQ on August 27, 1999, respectively. The Company employed an independent management consultant as Chief Executive Officer in early September, 1999 principally to oversee the filing of the delinquent SEC reports.

     The special investigation was completed to the satisfaction of the Company's Board of Directors and its outside auditors. On October 15, 1999, the Company's fiscal year 1999 Annual Report and first Quarterly Report for fiscal year 2000 were filed with the SEC.

     On October 22, 1999 the Company ended its contract with the independent consultant, and Mr. Max Toghraie was appointed as the Company's Chief Executive Officer.

     In late October, a restructuring plan to reduce the company's operating overhead and improve operating efficiencies was adopted, which resulted in the elimination of approximately 25% of the Company's workforce, including certain management positions.

     In October and November, 1999, Directors Mr. James Ung (formerly President), Mr. Philip Alford and Mr. David Tobey, resigned from the Board of Directors.

     In December, 1999, Mr. Herbert Tom was appointed as the Company's new Chief Financial Officer. Mr. Tom's background includes extensive experience in operations as well as finance and accounting. Mr. Tom is a certified public accountant and holds a master's degree in business administration.

     On January 31, 2000, the Company's agreement with Finova Capital Corporation to insure the availability of funds to meet the Company's various cash flow needs was terminated. The Company believes it has adequate resources to achieve its operating plans for at least the next twelve months.


Year 2000 Update
----------------

     In 1998, the Company began a Year 2000 project to address the issue of whether computer programs and imbedded computer chips within the Company's processes and products will be able to distinguish between the years 1900 and 2000. The Company evaluated its Year 2000 readiness for both information technology ("IT") and non-information technology ("non-IT") systems. Non-IT systems typically include embedded technology in electronic equipment, such as microprocessors and are more difficult to assess and repair than IT systems. The company believes it has implemented the changes necessary to materially insure the Company's readiness for the year 2000. Programs to evaluate the readiness of the Company's major vendors and customers to determine what impact, if any, their readiness will have on the Company, continue. The Company does not anticipate that the evaluation will reveal significant potential problems or require the Company to incur substantial costs. As of February 7, 2000 the Company has experienced no major problems related to its Year 2000 readiness.

Forward-Looking Statements
--------------------------

     Certain statements in this Form 10-Q contain "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's

Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended March 31, 1999.


PART II. OTHER INFORMATION
--------------------------

ITEM 5. OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     Exhibit 27    -  Financial Data Schedule


(b)  Form 8-K      -  Dated November 19, 1999, Item 4 - Changes in Registrants
                      Certifying Accountants. Announcing termination of Arthur
                      Andersen LLP as the Company's principal accountants.

     Form 8-K      -  Dated January 27, 2000, Item 4 - Changes in Registrants
                      Certifying Accountants. Announcing Singer, Lewak,
                      Greenbaum & Goldstein, LLP as the Company's new principal accountants.



                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: February 7, 2000                     CUMETRIX DATA SYSTEMS CORP.



                                           /s/ Herbert H. Tom
                                           Chief Financial Officer