Form 10-Q/A
period 1998-09-30
CUMETRIX DATA SYSTEMS CORP
filed 2000-03-07
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A


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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes |X| No | |

     As of November 13, 1998, the Registrant had 7,452,500 shares of Common Stock, without par value, issued and outstanding.

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

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS

ASSETS                                                                September 30,    March 31,
                                                                           1998          1998
                                                                      --------------  -----------
                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents........................................    $11,966,083   $ 4,415,690
   Trade receivables, net of allowance for doubtful accounts of
    $107,000 and $57,000 at September 30, 1998 and March 31, 1998,
    respectively....................................................      3,532,280     3,885,803
   Inventories......................................................      4,096,706     2,001,597
   Deferred taxes...................................................        104,469       133,647
   Prepaid expenses.................................................        151,200        45,983
                                                                        -----------   -----------
        Total current assets........................................     19,850,738    10,482,720
                                                                        -----------   -----------
FIXED ASSETS, net                                                           350,523        87,538
DEFERRED OFFERING COSTS.............................................              -       514,927
CAPITALIZED PURCHASED SOFTWARE COSTS................................      1,100,000     1,100,000
                                                                        -----------   -----------
        Total Assets................................................    $21,301,261   $12,185,185
                                                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.................................................    $ 8,039,536   $ 7,822,652
   Accrued expenses.................................................        128,355       641,844
   Income taxes payable.............................................         21,545       717,013
   Current portion of long-term debt................................          3,875     1,203,707
                                                                        -----------   -----------
        Total current liabilities...................................      8,193,311    10,385,216
                                                                        -----------   -----------
LONG-TERM DEBT, net of current portion..............................          6,884         8,864
                                                                        -----------   -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value: Authorized, 2,000,000 shares;
 issued and outstanding, none                                                     -             -
Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,452,500 and 4,750,000 at September 30, 1998
 and March 31, 1998, respectively...................................     12,246,061     1,042,589
Retained earnings...................................................        855,005       748,516
                                                                        -----------   -----------
        Total shareholders' equity..................................     13,101,066     1,791,105
                                                                        -----------   -----------
        Total liabilities and shareholders' equity..................    $21,301,261   $12,185,185
                                                                        ===========   ===========

The accompanying notes are an integral part of these condensed balance sheets.

--------------------------------------------------------------------------------

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                       September 30,
                                                    1998         1997
                                                -----------   -----------
                                                       (unaudited)
NET SALES.....................................  $19,252,109   $18,541,910
COST OF PRODUCTS..............................   18,717,747    17,718,844
                                                -----------   -----------
 Gross profit.................................      534,362       823,066
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..      572,843       298,394
                                                -----------   -----------
 Income (Loss) from operations................      (38,481)      524,672
INTEREST EXPENSE..............................          323           256
INTEREST INCOME...............................      172,695            91
                                                -----------   -----------
 Income before provision for income taxes.....      133,891       524,507
PROVISION FOR INCOME TAXES....................       56,051       209,722
                                                -----------   -----------
NET INCOME....................................       77,840       314,785
                                                ===========   ===========
BASIC AND DILUTED EARNINGS PER SHARE..........        $0.01         $0.07
                                                ===========   ===========

  The accompanying notes are an integral part of these condensed statements.


                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                    Six Months Ended
                                                      September 30,
                                                   1998          1997
                                                -----------   -----------
                                                       (unaudited)
NET SALES.....................................  $37,666,635   $29,389,055
COST OF PRODUCTS..............................   36,700,363    28,142,220
                                                -----------   -----------
 Gross profit.................................      966,272     1,246,835
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..    1,101,695       610,638
                                                -----------   -----------
 Income (Loss) from operations................     (135,423)      636,197
INTEREST EXPENSE..............................        2,203         1,283
INTEREST INCOME...............................      320,666           641
                                                -----------   -----------
 Income before provision for income taxes.....      183,040       635,555
PROVISION FOR INCOME TAXES....................       76,551       254,222
                                                -----------   -----------
NET INCOME....................................      106,489       381,333
                                                ===========   ===========
BASIC AND DILUTED EARNINGS PER SHARE..........        $0.01         $0.08
                                                ===========   ===========

  The accompanying notes are an integral part of these condensed statements.

--------------------------------------------------------------------------------

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                 September 30,
                                                              1998           1997
                                                           -----------   -----------
                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................    $   106,489   $   381,333
  Adjustments to reconcile net income to net cash and
   cash equivalents used in operating activities:
    Depreciation and amortization......................          4,500         1,967
    Provision for doubtful accounts....................         52,000        36,000
    Loss on receivable from director...................              -       100,000
  Changes in assets and liabilities:
    Trade receivables..................................        301,523    (3,998,735)
    Inventories........................................     (2,095,109)   (1,787,760)
    Deferred taxes.....................................         29,178       (20,570)
    Prepaid expenses...................................       (105,217)      (35,827)
    Accounts payable...................................        216,884     4,640,280
    Accrued expenses...................................       (513,489)       13,821
    Income taxes payable...............................       (695,468)      209,979
                                                           -----------   -----------
     Net cash used by operating activities.............     (2,698,709)     (459,512)
                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets.............................       (267,485)       (8,684)
 Receivables from related parties......................              -        39,700
 Purchase of Capitalized Software Costs................              -      (150,000)
                                                           -----------   -----------
     Net cash provided (used) in investing
     activities........................................       (267,485)     (118,984)
                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering, net............     11,203,472             -
 Payments on bank borrowings...........................              -        (1,659)
 Proceeds from Note....................................              -       150,000
 Payments on long-term debt............................     (1,201,812)            -
 Proceeds from stock issuance..........................              -       300,000
 Deferred offering costs...............................        514,927             -
                                                           -----------   -----------
     Net cash provided by financing activities.........     10,516,587       448,341
                                                           -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      7,550,393      (130,155)
                                                           -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period.........      4,415,690       479,796
                                                           -----------   -----------
CASH AND CASH EQUIVALENTS, end of period...............    $11,966,083   $   349,641
                                                           ===========   ===========

CASH PAID FOR INTEREST                                           2,203         1,283
CASH PAID FOR INCOME TAXES                                     730,000             -


  The accompanying notes are an integral part of these condensed statements.

--------------------------------------------------------------------------------

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)


1. Restatement of Prior Financial Statements

     The accompanying amended 10-Q for the three months ended September 30, 1998 and six months ended September 30, 1998 restates previously issued financial statements due to improper revenue recognition. The restatement for the three months ended September 30, 1998 and six months ended September 30, 1998 decreased sales and cost of sales by $166,000 and recognized additional expenses of $14,873 which resulted in a decrease in net income of $8,653. For further information, refer to the financial statements and notes thereto for the year ended March 31, 1999.

2. Basis of Presentation

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

3. Earnings Per Common Share

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

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three and six month periods ended September 30, follows:

                                  Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                 --------------------  --------------------
                                   1998       1997       1998       1997
                                 ---------  ---------  ---------  ---------
Weighted average number
 of common shares
 outstanding-Basic               7,452,500  4,499,444  7,304,822  4,521,609
Dilutive effect of
 outstanding stock
 options                           252,021          -    233,043          -
                                 ---------  ---------  ---------  ---------
Weighted average number
 of common shares
 outstanding-Diluted             7,704,521  4,499,444  7,537,865  4,521,609
                                 =========  =========  =========  =========

--------------------------------------------------------------------------------

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

Special Note Regarding Forward-Looking Information

     This Report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition of

--------------------------------------------------------------------------------
results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.

Results of Operations

Three Months Ended September 30, 1998 and 1997.

     Net Sales. Net sales for the quarter ended September 30, 1998 were $19,252,109 compared to $18,541,910 in the previous year. This increase of $710,199 or 3.8% in net sales is attributable to growth of the Company's sales force and an increase in the Company's available combined purchasing credit (including its vendor credit and the Finova Line), which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

     Cost of Products. Cost of products increased $998,903 from $17,718,844 to $18,717,747 for the quarter ended September 30, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

     Gross Profit. Gross profit for the quarter ended September 30, 1998 was $534,362 compared to $823,066 in the quarter ended September 30, 1997. Gross profit as a percentage of net sales was 2.8% for the quarter ended September 30, 1998 compared to 4.4% for the quarter ended September 30, 1997. This represents a 36.3% decrease in gross profit percentage, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

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
                                        ========  ========

--------------------------------------------------------------------------------

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

Net Income

     Net income for the quarter ended September 30, 1998 was $77,840 compared to $314,785 for the quarter ended September 30, 1997. The decrease of $236,945 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

Six Months Ended September 30, 1998 and 1997.

     Net Sales. Net sales for the six months ended September 30, 1998 were $37,666,635 compared to $29,389,055 in the previous year. This increase of $8,277,580 or 28.2% in net sales is attributable to growth of the Company's sales force and an increase in the Company's available combined purchasing credit (including its vendor credit and the Finova Line), which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

     Cost of Products. Cost of products increased $8,558,143 from $28,142,220 to $36,700,363 for the six months ended September 30, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

     Gross Profit. Gross profit for the six months ended September 30, 1998 was $966,272 compared to $1,246,835 in the six months ended September 30, 1997. Gross profit as a percentage of net sales was 2.6% for the six months ended September 30, 1998 compared to 4.2% for the six months ended September 30, 1997. This represents a 38.1% decrease in gross profit percentage, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

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
                                             ==========       ========

--------------------------------------------------------------------------------

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

Net Income

     Net income for the six months ended September 30, 1998 was $106,489 compared to $381,333 for the six months ended September 30, 1997. The decrease of $274,844 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

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

--------------------------------------------------------------------------------

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

     In the third quarter of fiscal year 1998, the Company completed a financing (the "Bridge Financing") consisting of the sale of 20 units which generated gross proceeds of $1 million (net proceeds of approximately $678,000). Each unit was comprised of: (i) an unsecured promissory note of the Company in the principal amount of $20,000 (ii) 15,000 shares of Common Stock of the Company, and (iii) 5,000 warrants of the Company, each to purchase one share of Common Stock of the Company, at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the Bridge Warrants were issued. The Company repaid $250,000 of the principal amount

--------------------------------------------------------------------------------
of the CASI Note and $50,000 of the Datatec Note out of the proceeds of the Bridge Financing. The Company paid the remainder of its indebtedness under the CASI note and the Datatec Note from proceeds of the Initial Public Offering.

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


Cautionary Statements and Risk Factors

     Limited Operating History. The Company commenced operations in April 1996; therefore, there is only limited financial information in existence upon which an investment decision may be based. Although the Company has achieved profitability, the ability of the Company to sustain profitability will depend in part upon the successful and timely introduction and operation of its ACSA Centers, continuation of the Company's close relationships with its vendors and customers, successful marketing of existing products and the Company's ability to finance inventories and growth and to collect trade receivables in a timely

--------------------------------------------------------------------------------
manner. The likelihood of the success of the Company in implementing its ACSA Centers must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations for the ACSA Center business. There can be no assurance that the Company will be able to generate and sustain profitability in the future.

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

--------------------------------------------------------------------------------

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

     Product Mix; Risk of Declining Product Margins. As a result of sustained industry oversupply and resulting pricing pressures, the Company's gross profit percentage decreased from 4.2% for the six months ended September 30, 1997 to 2.6% for the six months ended September 30, 1998. Given the significant levels of competition that characterize the Computer Products market especially desktop hard drive market and recent pricing pressures and oversupply conditions, there can be no assurance that the Company will maintain the current gross profit margins or be able to achieve increases in profit margins. From time to time, product margins will also be reduced as a result of marketing strategies implemented by the Company. For instance, introductory pricing implemented by the Company to develop market awareness of product lines, particularly disk drives, of vendors new to the Company will have an adverse effect upon gross profit margins and, potentially, earnings during the period promotional pricing is offered. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins

--------------------------------------------------------------------------------
increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to maintain or increase its profit margins and sales levels could have a material adverse effect on the Company's results of operations and prospects for future growth.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

     Competition. The Company faces intense competition, both in its selling efforts and purchasing efforts, from the significant number of companies that configure and/or assemble personal computers, manufacture or distribute disk drives and offer software configuration services. Many of these companies, such as CompuCom Systems, Inc., CDW Computer Centers, Inc., Vanstar Corp. and Inacom, Inc. in the Computer Products distribution market, large computer manufacturers such as IBM Corp. and Compaq Computer Corporation, which provide custom configuration and automated software configuration for standardized systems, large distributors such as Ingram Micro Inc., Vanstar Corp., En Point Technologies, Inc., Microwarehouse, Inc. and CompuCom Systems, Inc. in the systems integration and

--------------------------------------------------------------------------------
network services market, have substantially greater assets and possess substantially greater financial and personnel resources than those of the Company and may develop software, or services or products which are comparable to the ACSA Solution. Many competing distributors also carry or offer brands or product lines which the Company does not carry. Generally, large disk drive and personal computer component manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, disk drive and component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or pressure on margins. In addition, CASI and/or Datatec Systems Inc. ("Datatec"), formerly known as Glasgal Communications, Inc., the parent corporation of CASI, may directly enter into the Company's integration and configuration markets using the software the Company has licensed from CASI. While no operating division or subsidiary of Datatec is currently competing in the Company's markets, there can be no assurance that Datatec will not decide to directly compete with the Company in the future. Further, the terms of the Company's license agreement with CASI allows CASI to license the software used in the ACSA Solution and the ACSA Centers to new or existing direct competitors of the Company. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors.

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

     Foreign Trade Regulation. A significant number of the products distributed by the Company are manufactured in Taiwan, China, Korea, Japan and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, fluctuation in currency and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain

--------------------------------------------------------------------------------
competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, would also have a material adverse impact on the Company's business and results of operations.

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

--------------------------------------------------------------------------------

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

     Disclosure Regarding Forward-Looking Statements. This Report contains statements that constitute "forward-looking statements" within the meaning of
Section 21E of the Exchange Act and Section 27A of the Securities Act. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its Directors or Officers with respect to, among other things (a) trends effecting the financial condition of results of operations of the Company and (b) the business and growth strategies of the Company. The shareholders of

--------------------------------------------------------------------------------
the Company are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in "Future Operating Results" below and under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in the Company's Annual Report on Form 10-K for Fiscal 1998, filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year 1998, the quarterly reports on Form 10-Q filed by the Company during the remainder of fiscal 1999, and any current reports on Form 8-K filed by the Company.


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

     The Offering commenced on April 8, 1998 and the sale of 2,350,000 shares closed on April 14, 1998, with the sale of an additional 352,500 shares (the "Option Shares" and, together with the Firm Shares, the "Shares") closing on April 23, 1998 (which were sold by the Company upon the exercise of the over-allotment option granted to the underwriters). All the Shares were sold in the Offering at an aggregate price of $5.00 per share, for aggregate proceeds of $13,512,500. After deducting underwriting discounts and commissions of $0.4625 per share, and other issuance costs, the Company received net proceeds of approximately $11,200,000. On April 14, 1998, the Company also received $0.001 per warrant, for an aggregate of $23.50, in consideration of unregistered 5-year warrants to purchase 235,000 shares of Common Stock at an initial exercise price of 165% of the Offering price, exercisable one year after the effective date of

--------------------------------------------------------------------------------
the Registration Statement, granted to the Managing Underwriter in connection with the Offering. See "Recent Sales of Unregistered Securities."

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


                                        CUMETRIX DATA SYSTEMS CORP.


Date: March 7, 2000                     /s/ Herbert H. Tom
                                            Chief Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 22