Form 10-Q/A
period 1998-12-31
CUMETRIX DATA SYSTEMS CORP
filed 2000-03-07
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1998

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS


ASSETS                                                December 31,   March 31,
                                                          1998         1998
                                                      ------------  -----------
                                                              (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..........................   $ 9,439,425  $ 4,415,690
 Trade receivables, net of allowance for
  doubtful accounts of $137,000 and $57,000 at
  December 31, 1998 and March 31, 1998,
  respectively......................................     3,951,435    3,885,803
 Inventories........................................     3,580,356    2,001,597
 Deferred taxes.....................................       210,848      133,647
 Prepaid expenses...................................       186,172       45,983
                                                       -----------  -----------
   Total current assets.............................    17,368,236   10,482,720
                                                       -----------  -----------
FIXED ASSETS, net...................................       347,623       87,538
DEFERRED OFFERING COSTS.............................             -      514,927
CAPITALIZED PURCHASED SOFTWARE COSTS................     1,100,000    1,100,000
INVESTMENT..........................................       100,000            -
                                                       -----------  -----------
   Total Assets.....................................   $18,915,859  $12,185,185
                                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable...................................   $ 6,012,887  $ 7,822,652
 Accrued expenses...................................       174,380      641,844
 Income taxes payable...............................         6,102      717,013
 Current portion of long-term debt..................         3,962    1,203,707
                                                       -----------  -----------
   Total current liabilities........................     6,197,331   10,385,216
                                                       -----------  -----------
LONG-TERM DEBT, net of current portion..............         5,860        8,864
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value: Authorized,
  2,000,000 shares; issued and outstanding, none....             -            -
 Common stock, no par value: Authorized,
  20,000,000 shares; issued and outstanding,
  7,452,500 and 4,750,000 at December 31, 1998 and
  March 31, 1998, respectively......................    12,032,342    1,042,589
 Retained earnings..................................       680,326      748,516
                                                       -----------  -----------
   Total shareholders' equity.......................    12,712,668    1,791,105
                                                       -----------  -----------
   Total liabilities and shareholders' equity.......   $18,915,859  $12,185,185
                                                       ===========  ===========

The accompanying notes are an integral part of these condensed balance sheets.

________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                            December 31,
                                                          1998          1997
                                                     ------------   -----------
                                                             (unaudited)
NET SALES...........................................  $16,011,491   $19,799,736
COST OF PRODUCTS....................................    15 45,340    18,972,036
                                                      -----------   -----------
 Gross profit.......................................      466,151       827,700
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........      861,829       418,866
                                                      -----------   -----------
 Income (Loss) from operations......................     (395,678)      408,834
INTEREST EXPENSE....................................        1,894        12,625
INTEREST INCOME.....................................      101,071        10,082
                                                      -----------   -----------
 Income (loss) before provision (benefit) for
 income taxes.......................................     (296,501)      406,291
PROVISION (BENEFIT) FOR INCOME TAXES................     (121,822)      162,516
                                                      -----------   -----------
NET INCOME (LOSS)...................................     (174,679)      243,775
                                                      ===========   ===========
BASIC AND DILUTED EARNINGS PER SHARE................  $     (0.02)  $      0.05
                                                      ===========   ===========

The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                          Nine Months Ended
                                                             December 31,
                                                          1998          1997
                                                      -----------   -----------
                                                             (unaudited)
   (unaudited)

NET SALES...........................................  $53,678,126   $49,175,291
COST OF PRODUCTS....................................   52,245,703    47,100,756
                                                      -----------
 Gross profit.......................................    1,432,423     2,074,535
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........    1,963,524     1,029,504
                                                      -----------   -----------
 Income (Loss) from operations......................     (531,101)    1,045,031
INTEREST EXPENSE....................................        4,098        13,908
INTEREST INCOME.....................................      421,738        10,723
                                                      -----------   -----------
 Income before provision for income taxes...........     (113,461)    1,041,846
PROVISION FOR INCOME TAXES..........................      (45,271)      416,738
                                                      -----------   -----------
NET INCOME..........................................      (68,190)      625,108
                                                      ===========   ===========
BASIC AND DILUTED EARNINGS PER SHARE................  $     (0.01)  $      0.13
                                                      ===========   ===========

The accompanying notes are an integral part of these condensed statements.

________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                           December 31,
                                                        1998           1997
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................  $   (68,190)  $   625,108
  Adjustments to reconcile net income to net
   cash and cash equivalents used in operating
   activities:
    Depreciation and amortization..................       18,900         2,847
    Amortization of deferred financing costs.......            -        12,100
    Provision for doubtful accounts................      128,000        56,310
    Loss on receivable from director...............            -       100,000
    Options issued for services....................       21,000             -
  Changes in assets and liabilities:
    Trade receivables..............................     (193,632)   (2,284,437)
    Inventories....................................   (1,578,759)   (2,391,716)
    Deferred taxes.................................      (77,201)      (41,788)
    Prepaid expenses...............................     (174,488)      (18,830)
    Other..........................................       34,299      (129,250)
    Accounts payable...............................   (1,809,765)    5,258,818
    Accrued expenses...............................     (467,464)       22,450
    Income taxes payable...........................     (710,911)      393,713
                                                     -----------   -----------
     Net cash provided(used) by operating
      activities...................................   (4,878,211)    1,605,325
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets.........................     (278,985)       (8,684)
 Receivables from related parties..................            -        39,700
 Purchase of Capitalized Software Costs............            -      (150,000)
 Cash paid for investment..........................     (100,000)            -
                                                     -----------   -----------
     Net cash provided (used) in investing
      activities...................................     (378,985)     (118,984)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from initial public offering, net........   11,203,472             -
 Payments on bank borrowings.......................            -        (2,516)
 Proceeds from Note................................            -       550,000
 Payments on long-term debt........................   (1,202,749)            -
 Payments on Notes.................................            -      (300,000)
 Proceeds from stock issuance......................       65,281       749,200
 Deferred offering costs...........................      514,927             -
 Purchase of Stock from Shareholder................     (300,000)            -
                                                     -----------   -----------
     Net cash provided by financing activities.....   10,280,931       996,684
                                                     -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........    5,023,735     2,483,025
CASH AND CASH EQUIVALENTS, beginning of period.....    4,415,690       479,796
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period...........  $ 9,439,425   $ 2,962,821
                                                     ===========   ===========

CASH PAID FOR INTEREST                                     1,894         1,808
CASH PAID FOR INCOME TAXES                               730,000        13,000

  The accompanying notes are an integral part of these condensed statements.

________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)


1.   Restatement of Prior Financial Statements

     The accompanying amended 10-Q for the three months ended December 31, 1998 and nine months ended December 31, 1998 restates previously issued financial statements due to improper revenue recognition. The restatement decreased sales and cost of sales by $240,000 for the three months ended December 31, 1998 and decreased sales and cost of sales by $406,000 for the nine months ended December 31, 1998. Additional expenses of $109,776 were recognized for the three months ended December 31, 1998 which resulted in an increase in net losses for the quarter of $64,673. Additional expenses for the nine months ended December 31, 1998 amounted to $124,649 which resulted in an increase in net losses of $73,326. For further information, refer to the financial statements and notes thereto for the year ended March 31, 1999.

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

     A reconciliation of the basic weighted average number of shares outstanding and the diluted weighted average number of shares outstanding for each of the three and nine month periods ended December 31, follows:

                                    Three Months Ended    Nine Months Ended
                                       December 31,           December 31,
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
                                   =========  =========  =========  =========

________________________________________________________________________________

4.   Reclassifications

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

     Competitive factors in the Computer Products market include price, service and support, the variety of products offered, and marketing and sales capabilities. While the Company believes that it competes successfully with respect to most, if not all of these factors, there can be no assurance that it will continue to do so in the future. The industry has come to be characterized by aggressive price cutting which intensified in the first quarter of fiscal 1999 as a result of industry wide pricing pressures resulting from excess supplies from major manufacturers and reduced demand in the overall personal computer industry. These factors can in part be traced to the economic slow-down in Asia and excess worldwide build up of personal computers in the first calendar quarter of 1998. The Company expects that these factors may continue to sustain pricing pressures at least until the end of the fourth fiscal quarter and possibly longer. As a result of these pricing pressures, the Company's margins have been pressured and the Company has declined to compete for certain lower margin business. However, the Company will need to continually provide competitive prices, superior product

________________________________________________________________________________
selection and delivery response time in order to remain competitive. If the Company were to fail to compete favorably with respect to any of these factors, the Company's business and operating results may be adversely affected.

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

________________________________________________________________________________

Results of Operations

Three Months Ended December 31, 1998 and 1997.

     Net Sales. Net sales for the quarter ended December 31, 1998 were $16,011,491 compared to $19,799,736 in the previous year. This decrease of $3,788,245 or 19.1% in net sales results from sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins, where the Company has increased gross profits as a percentage of net sales from 2.8% in the second quarter to 2.9% in the third quarter, rather than pursue sales growth through low margin sales. Net sales declined from $19,252,109 in the second quarter to $16,011,491 primarily due to the Company's unwillingness to compete for lower margin business in the computer products distribution business. The Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

     Cost of Products. Cost of products decreased $3,426,696 from $18,972,036 to $15,545,340 for the quarter ended December 31, 1997 and 1998, respectively. This decrease is mainly attributable to the decrease in net sales.

     Gross Profit. Gross profit for the quarter ended December 31, 1998 was $466,151 compared to $827,700 in the quarter ended December 31, 1997. Gross profit as a percentage of net sales was 2.9% for the quarter ended December 31, 1998 compared to 4.2% for the quarter ended December 31, 1997. This represents a 31.0% decrease in gross profit percentage, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole. As discussed under "Net Sales" above, the Company increased gross profits as a percentage of net sales from 2.8% in the second quarter to 2.9% in the third quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for quarter ended December 31, 1998 were $861,829 compared to $418,866 for the quarter ended December 31, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                             Three Months Ended
                                                                 December 31,
                                                               1998       1997
                                                             -------    --------
Payroll (including commissions)                              395,000     327,000
Rent                                                          18,000      11,000
Insurance                                                     27,000       5,000
Advertising/Brochure                                          18,000       1,000
Legal, Accounting and other professional services             53,000       1,000
Credit and Collection                                        100,000      38,000
Public Relations                                              27,000           -
Other (under 5%)                                             223,829      35,866
                                                             -------     -------
   Total                                                     861,829     418,866
                                                             =======     =======

     The increase of $442,963 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. SG&A costs in the quarter included rent in a larger facility, D&O insurance costs, legal and accounting costs, an additional provision for bad debt expense, and other costs related to being a public company. In addition, in accordance with FAS No. 123, the Company has included in SG&A a non-cash charge of $21,000 to public relations expense and a corresponding credit to Paid in Capital upon issuance of options to outside

________________________________________________________________________________

Interest Income

     Interest income of $101,071 for the quarter ended December 31, 1998 is primarily due to interest income earned on the investment of proceeds from the initial public offering.

Net Income

     Net loss for the quarter ended December 31, 1998 was $174,679 compared to net income of $243,775 for the quarter ended December 31, 1997. The decrease of $418,454 is mainly attributable to the decrease in sales, gross profit, higher selling, general and administrative expenses, offset by interest income.

Nine Months Ended December 31, 1998 and 1997.

Net Sales. Net sales for the nine months ended December 31, 1998 were $53,678,126 compared to $49,175,291 in the previous year. This increase of $4,502,835 or 9.2% in net sales is attributable to growth of the Company's sales force and an increase in the Company's available combined purchasing credit (including its vendor credit and a new credit facility of $25 million, consisting of a $20 million flooring line of credit and a $5 million revolving line of credit (together, the "Finova Line"), from Finova Capital Corporation which allowed the Company to increase its ability to purchase product to fulfill more sales orders. However, as a result of sustained industry oversupply, resulting pricing pressures and the Company's determination to attempt to defend margins rather than pursue sales growth through low margin sales, the Company expects that its historical annual growth rate for net sales will not be sustained in fiscal 1999 and that these pricing pressures will continue to affect gross profit.

     Cost of Products. Cost of products increased $5,144,947 from $47,100,756 to $52,245,703 for the nine months ended December 31, 1997 and 1998, respectively. This increase is mainly attributable to the increase in net sales.

     Gross Profit. Gross profit for the nine months ended December 31, 1998 was $1,432,423 compared to $2,074,535 in the nine months ended December 31, 1997. Gross profit as a percentage of net sales was 2.7% for the nine months ended December 31, 1998 compared to 4.2% for the nine months ended December 31, 1997.

This represents a 35.7% decrease in gross profit percentage, and is mainly attributable to industry oversupply and the resulting pricing pressures facing the industry as a whole.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for nine months ended December 31, 1998 were $1,963,524 compared to $1,029,504 for the nine months ended December 31, 1997.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                             Nine Months Ended
                                                                 December 31,
                                                               1998       1997
                                                            ---------  ---------
Payroll (including commissions)                             1,069,000    707,000
Rent                                                           54,000     36,000
Insurance                                                      72,000     13,000
Advertising/Brochure                                           24,000      1,000
Legal, Accounting and other professional services             147,000      5,000
Credit and Collection                                         190,000     99,000
Public Relations                                               27,000          -
Write-off of related party receivable                               -    100,000
Other (under 5%)                                              380,524     68,504
                                                            ---------  ---------
   Total                                                    1,963,524  1,029,504
                                                            =========  =========

________________________________________________________________________________

     The increase of $934,020 in selling, general and administrative expenses is attributable to increased staff and overhead to support the higher levels of sales and marketing activity. The Company's salaries of its executive officers are at levels the Company believes to be commensurate with current market value compared to the nine months ended December 31, 1997. In addition, the Company hired additional personnel in finance and administration to facilitate growth of the Company's infrastructure and revenue expansion. SG&A costs in the period included rent in a larger facility, D&O insurance costs, legal and accounting costs, an additional provision for bad debt expense, and other costs related to being a public company. In addition, in accordance with FAS No. 123, included in SG&A a non-cash charge of $21,000 to public relations expense and a corresponding credit to Paid in Capital upon issuance of options to outside consultants.

Interest Income

     Interest income of $421,738 for the nine months ended December 31, 1998 is primarily due to interest income earned on the investment of proceeds from the initial public offering.

Net Income

     Net loss for the nine months ended December 31, 1998 was $68,190 compared to net income of $625,108 for the nine months ended December 31, 1997. The decrease of $693,298 is mainly attributable to the decrease in gross profit, higher selling, general and administrative expenses, offset by interest income.

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

________________________________________________________________________________

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

     In the third quarter of fiscal year 1998, the Company completed a financing (the "Bridge Financing") consisting of the sale of 20 units which generated gross proceeds of $1 million (net proceeds of approximately $678,000). Each unit was comprised of: (i) an unsecured promissory note of the Company in the principal amount of $20,000 (ii) 15,000 shares of Common Stock of the Company,

________________________________________________________________________________
and (iii) 5,000 warrants of the Company, each to purchase one share of Common Stock of the Company, at an initial exercise price of $3.00 per share, subject to adjustment, during the 36-month period commencing one year from the date the Bridge Warrants were issued. The Company repaid $250,000 of the principal amount of the CASI Note and $50,000 of the Datatec Note out of the proceeds of the Bridge Financing. The Company paid the remainder of its indebtedness under the CASI note and the Datatec Note from proceeds of the Initial Public Offering.

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


Cautionary Statements and Risk Factors

     Limited Operating History. The Company commenced operations in April 1996; therefore, there is only limited financial information in existence upon which an investment decision may be based. Although the Company has had periods of profitability, the ability of the Company to sustain profitability will depend

________________________________________________________________________________
in part upon the successful and timely introduction and operation of its ACSA Centers, market acceptance of its internet strategy, continuation of the Company's close relationships with its vendors and customers, successful marketing of existing products and the Company's ability to finance inventories and growth and to collect trade receivables in a timely manner. The likelihood of the success of the Company in implementing its ACSA Centers and its internet strategy must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations for the ACSA Center or internet related businesses. There can be no assurance that the Company will be able to generate and sustain profitability in the future.

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

     Certain of the products offered by the Company are subject to manufacturer allocations, which limit the number of units of such products available to the Company's vendors, which in turn may limit the number of units available to the Company. In order to offer the products of most manufacturers, the Company is required to obtain authorizations from the manufacturers to act as a reseller of

________________________________________________________________________________
such products, which authorizations may be terminated at the discretion of the manufacturers at any time. There can be no assurance that the Company will be able to obtain or maintain authorizations to offer products, directly or indirectly, from new or existing manufacturers. Termination of the Company's rights to act as a reseller of the products of one or more significant manufacturers would have a material adverse effect on the Company's financial position, operating results, and cash flows.

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


     Product Mix; Risk of Declining Product Margins. As a result of sustained industry oversupply and resulting pricing pressures, the Company's gross profit percentage decreased from 4.2% for the nine months ended December 31, 1997 to 2.8% for the nine months ended December 31, 1998. Given the significant levels of competition that characterize the Computer Products market especially desktop hard drive market and recent pricing pressures and oversupply conditions, there can be no assurance that the Company will maintain the current gross profit margins or be able to achieve increases in profit margins. From time to time, product margins will also be reduced as a result of marketing strategies implemented by the Company. For instance, introductory pricing implemented by the Company to develop market awareness of product lines, particularly disk drives, of vendors new to the Company will have an adverse effect upon gross profit margins and, potentially, earnings during the period promotional pricing

________________________________________________________________________________
is offered. Moreover, in order to attract and retain many of its larger customers, the Company frequently must agree to volume discounts and maximum allowable mark-ups that serve to limit the profitability of sales to such customers. Accordingly, to the extent that the Company's sales to such customers increase, the Company's gross profit margins may be reduced, and therefore any future increases in net income will have to be derived from continued sales growth or effective expansion into higher margin business segments, neither of which can be assured. Furthermore, low margins increase the sensitivity of the business to increases in costs of financing, because financing costs to carry a receivable can be very high compared to the low amount of gross profit on the sale underlying the receivable itself. Any failure by the Company to maintain or increase its profit margins and sales levels could have a material adverse effect on the Company's results of operations and prospects for future growth.

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

     Dependence on CASI for Development and Enhancement of Configuration Software. Under the Company's License Agreement with Computer-Aided Software Integration, Inc. ("CASI"), CASI retains the source code of the Configurator software required to operate the automated software configuration functions of the Company's planned ACSA Solution and ACSA Centers, and retains all rights to modify and enhance the Configurator software. CASI has agreed to provide the Company with all enhancements and upgrades to the Configurator software used internally or distributed by CASI to its customers, and to develop additional enhancements requested by the Company at the Company's sole expense. Any enhancements requested by the Company and implemented by CASI at CASI's expense may be incorporated in the generally distributed version of CASI's software. If CASI determines not to fund development of an enhancement then CASI must prepare

________________________________________________________________________________
the enhancement at pre-agreed rates and ownership of the requested enhancement will belong to the Company. Although the Company had anticipated implementing the ACSA Solution by December 31, 1998, the Company has experienced significant delays in implementing the ACSA Solution due primarily to a dispute related to the Reseller Agreement dated September 15, 1997, with CASI and CASI's subsequent refusal to provide the Company with the necessary training to operate its Configurator software and related technical support. CASI is obligated to provide such training and technical support to the Company under the terms of the License Agreement, dated September 15, 1997, by and between the Company and CASI, pursuant to which the Company licensed the Configurator software. The Company is attempting to resolve the delays it is experiencing with CASI. The delays in implementing the ACSA Solution also result, in part, from staff turnover. While there can be no assurance, the Company currently anticipates the availability of the ACSA Solution in the fourth quarter of fiscal year 1999. Delays in implementing the ACSA Solution have caused the Company to derive its revenues almost exclusively from the Company's computer products distribution business, which has gross margins significantly lower than those the Company believes to be available in the system configuration business. In light of high legal expenses inherant in litigating the matter, the company opted to negotiate an amicable resolution with CASI. Based on current discussions, the Company believes that it will reach an amicable outcome in this matter with CASI. However, there can be no assurance that the Company will succeed in reaching a solution to the dispute with CASI that is acceptable to the Company. Further failure by CASI to promptly and adequately perform its obligations under its license agreement with the Company would have a material adverse effect on the Company.

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

     Management of Growth. Implementation of the Company's business plan, including implementation of ACSA Solution services and the Company's internet strategy and the general strains of the Company's growth will require that the Company significantly expand its operations in all areas. This growth in the Company's operations and activities will place a significant strain on the Company's management, operational, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information systems. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and technical personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company's failure to manage implementation of its business plan would have a material adverse effect on the Company's

________________________________________________________________________________
business, operating results and financial condition.

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

________________________________________________________________________________

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

     Availability of Components. The computer component and computer assembly businesses have from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend either to slow down shipments or place their customers "on allocation," reducing the number of units sold to each customer. While the Company believes that it has well-established relationships

________________________________________________________________________________
with vendors and that it has not been adversely affected by recent shortages in certain storage and other computer components, no assurance can be given that future shortages will not adversely impact the Company.

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

________________________________________________________________________________

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

________________________________________________________________________________

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

________________________________________________________________________________

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

Use of Proceeds

     The Company's Registration Statement on Form S-1 (File No. 333-43151)

________________________________________________________________________________
relating to the offer and sale (the "Offering") of an aggregate of 2,350,000 shares (the "Firm Shares") of Common Stock, without par value (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission (the "Commission") on April 7, 1998. The managing underwriter for the Offering was Joseph Stevens & Company, Inc. (the "Managing Underwriter").

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

ITEM 5.   OTHER INFORMATION
               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

________________________________________________________________________________

          10.1* Loan and Security Agreement, dated as of October 22, 1998, by and between the Company and Finova Capital Corporation

          10.2* Schedule to Loan and Security Agreement, dated October 22, 1998

          10.3* Secured Revolving Credit Note, dated as of October 22, 1998, by the Company in favor of Finova Capital Corporation

          10.4* Preferred Stock Purchase Agreement, dated as of December 15,
                1998, by and between the Company and Online Transaction Technologies, Inc.

          10.5* First Stock Option Agreement, dated as of December 30, 1998, by and between the Company and Online Transaction Technologies, Inc.

          Exhibit 27 Financial Data Schedule


* as previously filed with the Securities and Exchange Commission on 2/16/1999.


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


                                            CUMETRIX DATA SYSTEMS CORP.


Date: March 7, 2000                     /s/ Herbert H. Tom
                                            Chief Financial Officer

________________________________________________________________________________
                                                                         Page 25