Form 10-K405
period 2000-03-31
CUMETRIX DATA SYSTEMS CORP
filed 2000-07-13
CIK 1051067

              --------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              --------------------------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2000

              --------------------------------------------------

                       Commission fle number: 001-14001

                          CUMETRIX DATA SYSTEMS CORP.
            (Exact name of Registrant as specified in its charter)


California                                   5045                        95-4574138
----------                                   ----                        ----------
State or other jurisdiction of   (Primary Standard Industrial         (I.R.S. Employer
incorporation or organization)   Classification Code Number)         Identification No.)


              --------------------------------------------------

                    Max Toghraie,  Chief Executive Officer
                 957 Lawson Street, Industry, California 91748
                                (626) 965-6899
             (Address of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:


-------------------------------------------------------------------------------------
         Title of each class                Name of each exchange on which registered
-------------------------------------------------------------------------------------
     Common Stock, No Par Value                         OTC Bulletin Board
-------------------------------------------------------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K       X
               ---

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 11, 2000, was $8,537,360 based on a $1.62 average of the high and low sales prices for the Common Stock on such date. For the purpose of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

As of July 11, 2000, the Company had 7,392,500 shares of Common Stock outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                         2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS



                                    Part I

                                                                                   Page
Item 1.     Business                                                                3
Item 2.     Properties                                                              6
Item 3.     Legal Proceedings                                                       6
Item 4.     Submission of Matters to a Vote of Security Holders                     7

                                    Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                                 7
Item 6.     Selected Financial Data                                                 8
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  10
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks            21
Item 8.     Financial Statements and Supplementary Data                            22
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                   22

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant                     23
Item 11.    Executive Compensation                                                 24
Item 12.    Security Ownership of Certain Beneficial Owners and Management         27
Item 13.    Certain Relationships and Related Transactions                         28

                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K        29
            Signatures

ITEM 1.  BUSINESS.

     Cumetrix Data Systems Corp. (the "Company") is a direct marketer and supplier of computer systems and hardware components, and a provider of computer configuration and assembly services, to online retailers, consumers, and small office/home office marketplace. The Company markets its products through three primary channels: vendor relationships with other Internet marketing companies, an online store, "Suredeals.com" and an internal telemarketing sales force.

     Computer Products Distribution

     The Company's principal business during fiscal 2000, providing the majority of the Company's revenues for the year, was the sale of fully configured personal computers and a range of computer related products to online retailers. These products include private label personal computers, CD-recorders, memory chips, microprocessors and mother boards, modems, as well as other items for personal computers.

     The Company reduced its dependence on the computer products business at the end of fiscal 1999 as a result of competitive market conditions and the resulting inability to operate the business with gross margins sufficient enough to avoid recurring losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company holds a 29% equity interest in Online Transaction Technologies, Inc. ("OTT"), an Internet Application Service Provider focused on business to business exchange software solutions. The Company also holds a minority interest in Salescentrix.com, a Canadian based Internet Application Service Provider.

     The Company was incorporated in California on April 2, 1996 under the name Data Net International, Inc. On January 6, 1998, the Company changed its name to Cumetrix Data Systems Corp. The Company's executive offices are located at 957 Lawson Street, Industry, California 91748. Its telephone number is 626-965-6899, and its facsimile number is 626-965-8159.

     Computer Sales

     During fiscal 2000, the Company had more than 2,000 active customers. One customer accounted for more than 10% of net sales. This customer accounted for 18% of net sales.

     The Company previously marketed its wholesale computer products exclusively via a direct sales staff, using telemarketing techniques to identify, qualify and close business. In the middle of fiscal 1998, the Company began to develop a channel program to sell its computer products through Original Equipment Manufacturers, System Integrators, and Independent Software Vendors. The Company's representatives compete for sales on the basis of product knowledge, product selection targeted to the Company's customer base and competitive pricing. With the Company's shift to Internet computer and component sales, the Company's sales staff has been assigned new functions and responsibilities. As of March 31, 2000, the Company employed 5 sales representatives. This sales staff now operates primarily as an Internet based marketing force focused on generating VAR and reseller leads for the Company's e-commerce site, suredeals.com, as well as sales of additional configuration and upgrade services to our web site's end-user and retail customers.

     Internet Computer Sales

     Since April, 1999, the Company's principal business focus has been the electronic sale and marketing of computer systems and components through a direct business to business and business to consumer model. The Company currently offers computer hardware, peripherals, accessories, networking products and software. The Company selects the products that it sells based upon their technology and effectiveness, market demand, product features, quality, price, margins and warranties.

     The Company markets its products and services through its Internet Web site, suredeals.com, other Internet marketing partners such as Egghead.com and CNet.com., and its outside sales representatives and telemarketing sales representatives. Through its e-commerce site, the Company provides its customers product information and pricing, and enables its customers to place electronic orders for a range of computers and computer related products as well as perform online PC configuration and customization tasks. The Company also operates an e-commerce auction site, sureauctions.com, which offers a select range of computer products and peripherals through an auction format.

     The goal of suredeals.com is to provide a broad array of fully configured personal computers and related products to consumers and businesses. The Company will attempt to leverage its knowledge of the computer industry and the Internet, and its ability to deliver competitive levels of customer service.
The Company has focused primarily on sales of upgrades and additional configuration services as a way to enhance its relatively low margins on entry level personal computer systems sales. This strategy gives the Company the ability to offer low cost and convenient custom configuration services to both end user and corporate markets. The Company is currently evaluating the addition of new product categories to Suredeals.com.

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

     Internet Computer Marketing Sales and Customers

     In April 1999, the Company launched suredeals.com, it's commercial Internet web site and began accepting electronic orders. Product descriptions and prices are provided on-line, with full, updated information. The Company offers, and continuously updates, selected product offerings and other special buys.

     The Company's marketing and advertising programs has included advertising on national radio and web sites as well as placement of evaluation systems for review by leading magazines and websites designed to increase brand awareness within the industry. During fiscal 2000, the

Company launched a national advertising campaign aimed at boosting public-awareness of its web site suredeals.com through banner and e-mail advertising on other trade sites such as PCworld.com. The Company also launched a national radio advertising campaign with the number one nationally syndicated radio program targeted to computer savvy buyers.

     Vendor Relationships and Procurement

     During fiscal 2000, the Company had relationships with manufacturers and distributors around the world as suppliers of its computer products business. The Company was a reseller of selected product lines and single components from major manufacturers, including Advanced Micro Devices, Inc., Adaptec Inc., Fujitsu Computer Products of America, Samsung Electronics Co. Ltd., Quantum Corporation, Maxtor Corporation, Matrox Electronics Systems, Ltd., Intel Corporation, Toshiba Corporation and Pioneer Electronics Corp. For the fiscal year ending March 31, 1999, DSS, a distributor of hard drives to the Company accounted for 55% of the Company's purchases and for the fiscal year ending March 31, 2000, Advanced Micro Devices, Inc., a computer chip manufacturer accounted for 50% of the Company's purchases. As a result of the Company's substantial exit from the computer products business, the Company's vendor mix has changed significantly.

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

     Employees

     As of March 31, 2000, the Company had 37 full time employees. At that time, the Company employed 5 sales, 2 purchasing, 14 technical support and assembly, 7 administrative and finance, and 9 warehousing and delivery related personnel. The Company does not have any unionized employees and believes its relationship with its employees is satisfactory.

     The Company believes its future success will depend in large part on its ability to recruit and retain qualified employees. There can be no assurances that the Company will be successful in retaining or recruiting key personnel.


ITEM 2.  PROPERTIES.

     The Company's corporate headquarters is located in a leased facility in the City of Industry, California comprised of approximately 21,900 square feet of office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS.

     Although the Company is periodically engaged in certain routine legal proceedings, the Company is not aware of any legal proceedings or claims that it believes will have a material adverse effect on the Company or its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock commenced trading on April 8, 1998 on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "CDSC" and the Boston Stock Exchange under the symbol "CDS". Prior to that time, there was no public market for the Company's Common Stock. The Company's stock was delisted from Nasdaq and the Boston Stock Exchange on August 30, 1999 for failure to meet their standards, primarily due to the Company's failure to keep current its reports to the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934. The Common Stock presently trades on the Over-the-Counter Electronic Bulletin Board.

     The following table sets forth, for the period indicated, the high and low closing or bid prices per share of the Common Stock.

                                              PRICE RANGE
                                         HIGH             LOW
Quarter ended June 30, 1998              $7.125           $ 6.00
  (from April 8, to June 30, 1998)
Quarter ended September 30, 1998         $ 7.25           $ 4.00
Quarter ended December 31, 1998          $6.562           $ 3.75
Quarter ended March 31, 1999             $9.625           $3.562

Quarter ended June 30, 1999              $ 7.00           $2.375
Quarter ended September 30, 1999         $3.437           $ 0.75
Quarter ended December 31, 1999          $ 2.00           $0.687
Quarter ended March 31, 2000             $4.968           $1.062

     The closing sale price of the Common Stock on July 11, 2000 was $1.50 per share (see "Cautionary Statements and Risk Factors - Delisting"). Because the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in it is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our Common Stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating data of the Company for the periods indicated. The following selected statement of operations data for the years ended March 31, 1999 and March 31, 1998, and the balance sheet data as of March 31, 1999 and March 31, 1998 are derived from the financial statements and the notes thereto included elsewhere herein audited by Arthur Andersen LLP, independent public accountants, as set forth in their report also included elsewhere herein. The following selected statement of operations data for the year ended March 31, 2000, and the balance sheet data as of March 31, 2000 are derived from the financial statements and the notes thereto included elsewhere herein audited by Singer, Lewak, Greenbaum & Goldstein, LLP, independent public accountants, as set forth in their report also included elsewhere herein. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and notes thereto included elsewhere in this report.

                                     Year ended          Year ended           Year ended
                                   March 31, 2000      March 31, 1999       March 31, 1998
Statements of Operations Data:
Net Sales
     Nonaffiliates                 $18,629,566          $62,633,340          $70,154,439
     Affiliate (1)                           -                    -            1,391,300
     Other (2)                               -            1,180,010              949,735
                                   -----------          -----------          -----------
                                    18,629,566           63,813,350           72,495,474

Cost of Products:
     Nonaffiliates                  18,087,762           61,763,312           67,422,362
     Affiliate (1)                           -                    -            1,314,408
     Other (2)                               -            1,148,321              731,727
                                   -----------          -----------          -----------
                                    18,087,762           62,911,633           69,468,497

Gross profit:
     Nonaffiliates                     541,804              870,028            2,732,077
     Affiliate (1)                           -                    -               76,892
     Other (2)                               -               31,689              218,008
                                   -----------          -----------          -----------
                                       541,804              901,717            3,026,977


                                     Year ended          Year ended           Year ended
                                   March 31, 2000      March 31, 1999       March 31, 1998
Statements of Operations Data:
Net Sales
Selling, general and
 administrative expenses             4,211,141            3,292,569            1,542,294
Write-off of capitalized
 purchased software                          -            1,100,000                    -
                                   -----------          -----------          -----------
Income (loss) from operations       (3,669,337)          (3,490,852)           1,484,683
Interest income                       (316,434)            (514,345)             (68,158)
Interest expense                         1,746                4,652              239,791
Loss on Equity investment              896,157              122,000                    -
Other (income) expense, net                  -               (1,365)              10,160
                                   -----------          -----------          -----------
Income (loss) before provision
 for income taxes                   (4,250,806)          (3,101,794)           1,302,890
Provision (benefit) for income
 taxes                                (278,871)            (102,228)             579,738
                                   -----------          -----------          -----------
     Net income (loss)             $(3,971,935)         $(2,999,566)         $   723,152
                                   ===========          ===========          ===========

Basic earnings (loss) per share    $     (0.54)         $     (0.41)         $      0.16
Diluted earnings (loss) per        $     (0.54)         $     (0.41)         $      0.16
 share
Weighted average number of
 common shares outstanding
     -Basic (3)                      7,392,500            7,364,828            4,544,759
     -Diluted (3)                    7,392,500            7,364,828            4,639,041

Balance Sheet Data:
     Working capital               $ 5,234,224          $ 8,420,382          $    97,504
     Total assets                    7,754,624           14,323,787           12,185,185
     Total liabilities               1,789,195            4,511,423           10,394,080
     Retained earnings
       (deficit)                    (6,222,985)          (2,251,050)             748,516
     Shareholders' equity            5,965,429            9,812,364            1,791,105

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

Overview

     The Company was founded in April 1996, and until December 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software (the "Computer Products Business"). In December 1996, the Company entered the system configuration business.

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

     Due to increased anticipated costs (and other factors discussed elsewhere), the Company has written off its investment in capitalized software related to ACSA as of March 31, 1999, and the Company will not generate any revenues from the ACSA Solution.

Results of Investigation

     On July 13, 1999 the Company announced the preliminary results of an internal investigation into certain improprieties and record-keeping irregularities. In connection with this investigation, James Ung, the President of the Company and a director, and Mei Yang, the Secretary, Treasurer and a director of the Company, were relieved from all executive officer and employment responsibilities held by them. The Company did not nominate Mr. Ung and Ms. Yang for election as directors at the Company's annual meeting.

     Additionally, the Audit Committee of the Company's Board of Directors directed counsel to retain a special investigative unit of the Company's outside auditors, Arthur Andersen LLP, to assist it in the investigation.

     Since the audit committee was still in the process of completing their investigation, the Company was not able to timely file its March 31, 1999 Annual Report on Form 10-K. The Company contacted the staff of the Securities and Exchange Commission to provide complete details of the preliminary results of the internal investigation.

     The Company took appropriate actions to mitigate any damages to the Company resulting from events giving rise to the investigation. At the conclusion of the investigation, the following actions were taken: the Company dismissed James Ung, the President of the Company and a director and Mei Yang, the Secretary, Treasurer and a director of the Company, the revenues, cost of products and net income for the second and third quarters of fiscal 1999 were restated in the financial statements set forth in its Quarterly Reports on Form 10-Q to properly disclose the unauthorized transactions.

     The record-keeping irregularities and other improprieties reported in the conclusions of the investigation resulted in a reduction of reported revenues and cost of products during the second and third quarters of fiscal 1999 of $166,000 and $240,000, respectively, from previously reported revenues of $19,418,109 and $16,251,491, respectively. Other record-keeping errors also resulted in a reduction of reported net income during the second and third quarters of fiscal 1999 of $14,873 and $109,776 respectively, from previously reported net income (loss) of $86,493 and ($110,006), respectively. As a result, the Company has restated and re-filed the financial statements set forth in its Quarterly Reports on Form 10-Q for the applicable periods.

Results of Operations

     This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the years ended March 31, 2000, 1999 and 1998.

Year ended March 31, 2000 and 1999

     Net Sales. Net sales for the year ended March 31, 2000 were $18,629,566 compared to $63,813,350 for the year ended March 31, 1999. This decrease of $45,183,784 in net sales is attributable to continued industry oversupply, resulting pricing pressures, the Company's unwillingness to compete for lower margin business and a significant decrease in sales as the Company discontinued its emphasis as a distributor of hard drives.

     Cost of Products. Cost of products decreased $44,823,871 from $62,911,633 to $18,087,762 for the year ended March 31, 1999 and 2000 respectively. This decrease is mainly attributable to the decrease in net sales previously discussed. In fiscal year 1999, as a result of the internal investigation, the Company accrued $150,000 for anticipated expenses related to the unauthorized sales of software. In fiscal year 2000, the Company determined that these amounts would not be paid and therefore reversed this accrual.

     Gross Profit. Gross profit for the year ended March 31, 2000 was $541,804 compared to $901,717 for the year ended March 31, 1999. Gross profit as a percentage of net sales was 2.9% for the year ended March 31, 2000 compared to 1.4% for the year ended March 31, 1999. This represents a 107% increase in gross profit ratios, and is mainly attributable to sales of higher margin products and the accrual reversal of $150,000 for anticipated expenses related to the unauthorized sales of software.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for year ended March 31, 2000 were $4,211,141 compared to $3,292,569 for the year ended March 31, 1999.

     The major components of selling, general and administrative expenses for the periods include the following:

                                                            Year ended              Year ended
                                                          March 31, 2000          March 31, 1999
Payroll (including commissions)                             $1,835,000              $1,488,000
Rent                                                           135,000                  74,000
Insurance                                                      119,000                  84,000
Advertising                                                     90,000                 145,000
Legal, accounting and other                                    440,000                 490,000
Credit and collection (including bad debt
 expense)                                                      452,000                 433,000
Outside services                                               329,000                  26,000
Internet Development & Support                                  37,000                  65,000
Depreciation & amortization                                    166,000                  89,800
Other (under 5%)                                               608,141                 397,769
                                                            ----------              ----------
 Total                                                      $4,211,141              $3,292,569
                                                            ==========              ==========

     The increase of $918,572 in selling, general and administrative expenses is attributable to increased management costs and overhead and increased use of outside consultants. Although staffing levels have decreased, higher management costs relate to higher salaries and wages for executive level employees. SG&A costs in the period included rent, director and officer's insurance costs, legal and accounting costs and other costs related to being a public company.

Write-Off of Capitalized Purchased Software

     The Company attempted to implement its ACSA automated custom software configuration assembly line solution. In this regard, the Company invested in fixed assets comprising an assembly line and related computer equipment. The Company also entered into a perpetual non-exclusive licensing agreement with Computer Aided Software Integration, Inc. ("CASI") to license CASI's Configurator software for use in the development and commercialization of the Company's ACSA Solution. The Company paid CASI a onetime license fee of $1.1 million. The payments under the CASI Note were initially capitalized. The Company has written off its investment in capitalized software related to ACSA as of March 31, 1999. While certain hardware and assets related to the ACSA solution are currently being used by the Company, the CASI software is not being used and the Company does not intend to generate any significant revenue from this software.

Interest Income

     Interest income of $316,434 for the year ended March 31, 2000 is primarily due to interest income earned on the investment of proceeds from the April 8, 1998 Initial Public Offering. The interest income decrease of $197,911 in fiscal year 2000 compared to fiscal year 1999 is primarily due to increased investment activities and the funding of losses from operations.

Interest Expense

     Interest expense for the year ended March 31, 2000 was $1,746 compared to $4,652 for the year ended March 31, 1999.

Loss on Equity Investment

     Loss on equity investment for the year ended March 31, 2000 was $896,157 which relates to the Company's investment in Online Transaction Technologies. The Company's investment provided substantially all of Online Transaction Technologies working capital.

Net Loss

     Net loss for the year ended March 31, 2000 was $3,971,935 compared to a net loss of $2,999,566 for the year ended March 31, 1999. The increase of $972,369 is mainly attributable to the decrease in gross profit, the loss on equity investment, and higher selling, general and administrative expenses.


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

      The major components of selling, general and administrative expenses for the periods include the following:


                                                Year ended          Year ended
                                              March 31, 1999      March 31, 1998
Payroll (including commissions)                   $1,488,000          $  987,443
Write-off of related party receivable                      -             100,000
Rent                                                  74,000              35,000
Insurance                                             84,000              24,000
Advertising                                          145,000               3,000
Legal, accounting and other                          490,000              58,000
Credit and collection (including bad debt
 expense)                                            433,000             154,000

Internet Development & Support                        65,000                   -
Depreciation & amortization                           89,800               9,000
Other (under 5%)                                     423,769             171,851
                                                  ----------          ----------
 Total                                            $3,292,569          $1,542,294
                                                  ==========          ==========

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

Liquidity and Capital Resources

  The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank financing, vendor credit lines, the sale of equity and the Bridge Financing, described below.

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

  In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation ("Finova"). In September 1998, the Company entered into a new credit facility with Finova, which consists of a $20 million flooring line of credit, secured by certain inventory and equipment, as well as an additional $5 million revolving line of credit secured by accounts receivables and inventory. Due to the company's substantially reduced volume of distribution business, the company terminated its relationship with Finova as of January 2000.

  Net cash used by operating activities during the year ended March 31, 2000 was primarily attributable to a loss from operations and decreases in accounts payable. Net cash provided by financing activities for the year ended March 31, 2000 was due primarily to proceeds from a long-term note, offset by payments on notes. Net cash used in investing activities was due to purchases of fixed assets, investment in a time deposit, and the investment in OTT.

Bridge Loan
-----------
  On June 16, 2000, the Company signed a letter of intent to borrow $1,500,000 in the form of a bridge loan. As part of the letter of intent, the Company will pay at closing $150,000 in fees and issue a warrant giving the lender the right to purchase 100,000 shares of the Company's common stock at an exercise price equal to 125% of the average closing bid price of the common shares for the five trading days immediately prior to the closing date, exercisable within four years from the closing date.

  The bridge loan is payable or convertible into the Company's common stock no earlier than 181 days after the closing date. The note will bear interest at 8% per annum and will be collateralized by the Company's stock, upon the occurrence of an Event of Default (as defined) and/or if the note remains unpaid on the date that is 180 days after the closing date, the note shall thereafter carry an interest rate of 12% per annum. The Company can redeem the note within 180 days at a redemption premium as defined. The holder has an option to convert the note at any time within 180 days of the closing into common stock of the Company on terms as defined. In addition, the Company will issue to each holder a repricing warrant which entitles the holder to acquire additional shares of common stock at exercise prices as defined. The Company has the option to pay the cash value of the repricing warrants in lieu of shares of common stock.

  In addition, the holders shall also receive from the Company four-year warrants exercisable for such number of shares of common stock that equals 20% of the initial principal amount of the loan divided by the closing price. The warrants shall have an exercise price equaling 110% of the closing price.

Acquisition
-----------
  On May 22, 2000, the Company initially purchased 125,000 shares of common stock in Salescentrix.com, Inc., a Canadian based provider of e-business solutions to small and medium-sized businesses, for $250,000. The Company's initial investment of $250,000 represents less than 2% of the equity interest in the investee.

  Under the terms of the stock purchase agreement between the Company and Salescentrix.com, the Company has acquired the rights to purchase Common Stock and Warrants in three separate stages, each stage is contingent on the previous stage. In Stage One, the Company has the right to purchase up to 925,000 additional shares of Common Stock at $2.00 per share at any time until June 30, 2000. In addition, the Company shall be issued warrants to purchase
210,000 shares of   Common Stock at $2.00 per share at any time until June 1,
2004 (`Stage One"). As of July 11, 2000, the Company had not exercised it's right to purchase Common Stock under Stage One. As a result, Salescentrix.com has extended the expiration date of Stage One from June 30, 2000 to July 20, 2000.

  If all shares are purchased in Stage One, the Company may purchase up to 822,222 additional Common Stock at $2.25 per share at any time until September 30, 2000 and the Company shall be issued warrants to purchase up to 111,111 shares of Common Stock at $2.25 per share at any time until August 31, 2000. ("Stage Two") In addition, the Company shall be issued a Bonus Warrant to purchase up to 210,000 shares of Common Stock at a price of $2.25 per share at any time until September 30, 2004. The Bonus Warrant shall be exercisable in proportion to the number of shares of Common Stock purchased in Stage Two.

  If all shares are purchased in Stage One and Stage Two, the Company may purchase up to 740,000 additional Common Stock at $2.50 per share at any time until January 31, 2001 and the Company shall be issued warrants to purchase up to 100,000 shares of Common Stock at $2.50 per share at any time until December 31, 2000. ("Stage Three") In addition, the Company shall be issued a Bonus Warrant to purchase up to 210,000 shares of Common Stock at a price of $2.50 per share at any time until March 31, 2005. The Bonus Warrant shall be exercisable in proportion to the number of shares of Common Stock purchased in Stage Three

  The Company believes that current funds are sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next year.

Inflation

  The Company does not believe that inflation has had a material effect on its results of operations. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.


CAUTIONARY STATEMENTS AND RISK FACTORS

  Delisting

  The Company's common stock has been delisted from Nasdaq and the Boston Stock Exchange for failure to meet their standards--primarily due to the Company's failure to keep current its reports to the Securities Exchange Commission, pursuant to the Securities Exchange Act of 1934.

  Delisting could materially adversely affect the trading market for the Common Stock and the Company's access to the capital markets. It will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. The Company currently cannot qualify for initial listing with Nasdaq, and it may never meet those qualifications.

  The closing sale price of our Common Stock on March 31, 2000 was $3.00 per share. Because the Common Stock is delisted from trading on Nasdaq and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in it is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market. These requirements would likely severely limit the market liquidity of our Common Stock and the ability of our shareholders to dispose of their shares, particularly in a declining market.

  We face litigation risks resulting from our internal investigation.

  In connection with the Audit Committee's investigation into certain improprieties and record-keeping irregularities, James Ung, the Company's President, a director and a significant shareholder, and Mei Yang, the Company's Secretary, Treasurer, director and a significant shareholder, were relieved of all executive officer and employment responsibilities. During the course of the investigation, the Company's Audit Committee uncovered evidence of the unauthorized resale of certain software.

  Mr. Ung and Ms. Yang each were party to employment agreements with the Company. A termination of James Ung without "cause" (as defined in the employment agreement), would require the payment to Mr. Ung of an amount equal to 6 months of his then current base salary. Ms. Yang was not entitled to any payments upon a termination without cause. Based on the information uncovered during the investigation, the Company elected to treat Mr. Ung's and Ms. Yang's relief of their executive officer and employment responsibilities as terminations for "cause" (as defined in the employment agreements). Mr. Ung and Ms. Yang may allege breach of their employment agreements or other injury resulting from alleged wrongful termination of employment, libel, slander, or other alleged wrongful or tortious acts.

  Mr. Ung and Ms. Yang are still significant shareholders and their votes could have a significant impact on the Company.

  We operated at a loss during the year ended March 31, 2000, and we anticipate continuing to operate at a loss for the foreseeable future.

  For the year ended March 31, 2000, our net loss was $3,971,935 compared to a net loss of $2,999,566 for the year ended March 31, 1999. Further, due to the significant development and marketing costs we have and will incur in the implementation of our internet strategy, we foresee operating at a loss for the foreseeable future.

  We have only limited experience with Internet and e-commerce operations.

  We have only been selling products via our suredeals.com website since April 1999 and have not yet provided products via sureauctions.com, our auctions website. While we have attempted to consult with experienced Internet professionals in the development of these websites, we have only limited knowledge and experience with Internet and e-commerce operations. We can give no assurance that our Internet strategy will achieve market acceptance, or that our Internet websites will ever achieve profitability.

  We face intense competition in the Internet e-commerce industry from other e-commerce businesses, many of whom have significantly greater access to capital, significantly greater name or brand recognition in the market, and greater experience in the Internet e-commerce industry. In the computer products e-commerce business, these competitors include Value America, Buy.com, Egghead.com, Dell, Gateway, etc. We can give no assurance that we will be able to compete successfully against these or other Internet e-commerce competitors. Further, due to the relatively low cost of developing and implementing an e-commerce website, we are likely to encounter competition from additional companies other than those set forth above.

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

 . the termination of existing, or failure to develop new, strategic marketing relationships through which we receive exposure to traffic on third-party Websites; increases in the cost of online or offline advertising;

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

   As described in the section entitled "Business," above, we have shifted away from the computer products distribution business to an Internet e-commerce and system configuration business, and we intend to focus our marketing and development efforts into the Internet e-commerce and systems configuration business in the future. However, if we are not successful in our efforts to generate significant revenues from our Internet e-commerce and system configuration business, our revenues will decrease significantly. There can be no assurance that we will be successful in our efforts to generate significant revenues from our Internet e-commerce and system configuration business.

   We are dependent upon key personnel.

   We are dependent upon the services of Max Toghraie, our Chief Executive Officer, and Jeff Toghraie, our Vice President of Sales and Marketing, respectively. Our success to date has been in part dependent upon their efforts and abilities, and the loss of their services for any reason could have a material adverse effect. In addition, while we have historically employed executives and employees with knowledge and experience in the computer products distribution industry, we are attempting to employ executives and employees with significant knowledge and abilities in the Internet e-commerce and system configuration industries. Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force. While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost to us, there can be no assurance that we would be able to do so on terms acceptable to us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          CUMETRIX DATA SYSTEMS CORP
                         INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements  ...............................................................      F-1

Reports of Independent Public Accountants.....................................................      F-2

Balance Sheets as of March 31, 2000 and March 31, 1999 .......................................      F-4

Statements of Operations for the years ended March 31, 2000, 1999 and 1998 ...................      F-6

Statements of Shareholders' Equity for the years ended March 31, 2000, 1999
and 1998 .....................................................................................      F-7

Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998....................      F-8

Notes to the Financial Statements.............................................................      F-10

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On November 19, 1999, the Company decided to replace Arthur Andersen LLP ("Andersen") as its principal accountants and terminated the relationship. Andersen's report on the Company's financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors. During the Company's two most recent fiscal years and in the period since March 31, 1999, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Andersen initially expressed unwillingness to rely on management's representations with respect to the Company's financial statements at March 31, 1999, and for the year then ended (the "1999 Annual Statements"). After the Company responded to issues raised by Andersen (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Investigation" in the Company's Annual Report on Form 10--K for the year ended March 31, 1999), Andersen rendered its unqualified opinion on the 1999 Annual Statements.

   On January 6, 2000, the Company engaged Singer, Lewak, Greenbaum & Goldstein, LLP ("SLGG") as its certifying accountant. Management has not previously consulted with SLGG on any accounting or financial reporting matter.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                                Officer or
Name                    Position with Company             Age                 Director Since
Max Toghraie            Chief Executive                    37                     1997
                        Officer, Secretary
                        and Director

Jeff Toghraie           Vice President -                   32                     1998
                        Sales and Marketing
                        and Director

Nancy Hundt             Director                           30                     1996

DIRECTORS

   MAX TOGHRAIE served as the Chief Executive Officer of the Company from September 1997 through August 1999, and from October 1999 to present. He has also served as a director from April 1997 and as a consultant to the Company since its inception in April of 1996. Mr. Toghraie served as a trading group manager for D'Argent Inc., an international trading company from 1992 through December 1996. During the past 5 years, he has been involved with various privately held development stage companies as a director and/or consultant. Max Toghraie and Jeff Toghraie, the Vice President of Sales and Marketing and a director of the Company, are brothers.

   JEFF TOGHRAIE served as the Chief Operating Officer of the Company from June 1998 until May 1999, and has served as Vice President-Marketing since July 1999 to November, 1999. In November, 1999 Jeff Toghraie assumed the responsibilities and title of Vice President - Sales and Marketing. Jeff Toghraie has also served as a director since March, 2000. Mr. Toghraie has been an advisor to the Company since its inception in April 1996. From 1992 to 1996, Mr. Toghraie was a private investor and a financial consultant with Strafford Group, a privately held investment firm. Jeff Toghraie is also responsible for day to day Operations. Jeff Toghraie and Max Toghraie, Chief Executive Officer and also a director of the Company, are brothers.

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

EXECUTIVE OFFICER

   HERBERT TOM has served as the Chief Financial Officer of the Company since 1999. Mr. Tom's background includes extensive experience in operations as well as finance and accounting. Prior to joining the Company, Mr. Tom served as Chief Financial Officer and Chief Operating Officer with profit and loss responsibility for a privately held manufacturing company. Mr. Tom subsequently turned that company around by taking the company from the verge of bankruptcy to record profits. Mr. Tom is a Certified Public Accountant and holds a Master's Degree in Business Administration.

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

   Based solely upon a review of copies of reports furnished to the Company and written representations received by the Company from the officers, directors and beneficial owners of more than 10% of the Company's Common Stock ("reporting persons"), the Company believes that all Section 16(a) filing requirements applicable to the Company's reporting persons have been complied with for the year ended March 31, 2000.

ITEM 11.   EXECUTIVE COMPENSATION.

   The following table sets forth the compensation for the Chief Executive Officer and each of the most highly compensated executive officers whose individual remuneration exceeded $100,000 for the year ended March 31, 2000 (the "Named Executives"):


                          SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                                                               Compensation
                                                                                              Awards/Securities
Name and Principal                Salary           Other            Annual                      Underlying
 Position                Year       ($)        Compensation         Bonus        Total         Options (#)
-------------------      ----     --------     ------------        --------     -------      ------------------
Max Toghraie,
 Director and
 Chief Executive
 Officer (1)             2000     $180,474        $1,950           $291,500     $473,924          300,000
                         1999     $ 93,000         - 0 -              - 0 -     $ 93,000          126,046

Jeff Toghraie,
 Director and Vice
 President - Sales,
 Marketing (2)           2000     $136,812        $8,752           $106,000     $251,564          150,000
                         1999     $ 79,423         - 0 -              - 0 -     $ 79,423

(1) Max Toghraie's stock options were granted as follows 126,046 options in July 1997 under the Company's 1997 Stock Option Plan, 150,000 options in January, 2000 with his Employment Agreement dated January, 2000 and 150,000 options in February, 2000 under the Company's Year 2000 Restated and Amended Stock Option Plan.

(2) Jeff Toghraie's stock options were all granted in February, 2000 under the Company's Year 2000 Restated and Amended Stock Option Plan.


STOCK OPTION GRANTS

   The Company granted the following Named Executives stock options during the year ended March 31, 2000.

                     Option Grants in Current Fiscal Year
                              (Individual Grants)

                                                  Percent of Total
                             Number of Common      Options Granted
                             Stock Underlying      to Employees in     Exercise Price
Name                         Options Granted         Fiscal Year          ($/Share)       Expiration Date
----                         ----------------      ---------------     --------------     ---------------
Max Toghraie                    150,000                 28.6%              $1.1250           1 / 2005
                                150,000                 28.6%              $1.1875           7 / 2009

Jeff Toghraie                   150,000                 28.6%              $1.1875           7 / 2009

YEAR END OPTIONS

   The following table sets forth information regarding unexercised options held by the Named Executives. No options were exercised during the year ended March 31, 2000:

               Aggregated Option Exercises in Current Fiscal Year
                       and Fiscal Year-end Option Values


                                                    Number of Securities
                       Shares                       Underlying Unexercised            Value of Unexercised
                      Acquired        Value               Options at             In-the-Money Options at Fiscal
                         On          Realized         Fiscal Year-end (#)                 Year-end ($)
Name                 Exercise (#)      ($)         Exercisable/Unexercisable        Exercisable/Unexercisable
----                 ------------     --------      --------------------------    -------------------------------
Max Toghraie           - 0 -          - 0 -            185,717 / 240,330               $557,151 / $720,990
Jeff Toghraie          - 0 -          - 0 -             44,531 / 105,469               $133,593 / $316,407

(1) Based upon a closing sale price of the Company's common stock of $3.00 per Share on March 31, 2000.


EMPLOYMENT AND OTHER COMPENSATORY AGREEMENTS

   The Company entered into an employment agreement with Max Toghraie to serve as Chief Executive Officer for an initial term of five years commencing July 1, 1997 at annual compensation after September 30, 1997 of $192,000 plus benefits. Mr. Toghraie voluntarily reduced his compensation by an aggregate of $114,000 in fiscal 1999. Mr. Toghraie's employment agreement was terminated effective August 23, 1999. Pursuant to an Employment Agreement and General Release dated September 17, 1999, the Company paid Mr. Toghraie a Retention Bonus of $71,250 and agreed to pay an additional $71,250 if certain conditions of the Agreement are met or if his employment is involuntarily terminated. Mr. Toghraie entered into a new employment agreement dated January 1, 2000 to serve as Chief Executive Officer for an initial term of four years commencing January 1, 2000 and terminating January 1, 2004 at an annual compensation of $192,000 plus benefits. Mr. Toghraie is entitled to a Company purchased or leased car for Mr. Toghraie's exclusive use for the duration of his employment.

  The Company entered into an employment agreement with Jeff Toghraie to serve as Vice President of Sales and Marketing for an initial term of three years commencing November 15, 1999 at an annual compensation of $180,000 plus benefits and bonus. This salary may be increased annually at the discretion of the Company's Board of Directors. Per the agreement, upon execution of the agreement on November 15, 1999, Jeff Toghraie received a retention fee of $37,500. The Company may terminate Mr. Toghraie's employment without cause provided that the Company pays Mr. Toghraie a lump sum payment equivalent to the compensation for the remainder of his Employment Term. Pursuant to an Amendment to Jeff Toghraie's Employment Contract dated December 20, 1999, Mr. Toghraie is entitled to a Company purchased or leased car for Mr. Toghraie's exclusive use for the duration of his employment. In addition, the Company will provide Mr. Toghraie the exclusive use of an apartment for the duration of his employment.

DIRECTOR COMPENSATION

  All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Director's and/or committee meetings and all directors who are not executive officers or employees of the Company currently receive a director's fee of $500 per meeting personally attended and $250 per meeting telephonically attended for service as a director. The directors have also received nonstatutory stock options, which, to date, have been approved by the entire Board of Directors. Future grants of stock options will be administered by the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
                        DIRECTORS AND OFFICERS

  The following table sets forth certain information with respect to (i) each director and nominee for director of the Company, (ii) the named executive officers in the Summary Compensation Table on page 31, (iii) all directors and executive officers of the Company as a group at March 31, 2000, including the number of shares of Common Stock beneficially owned by each of them, and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock. Unless otherwise indicated below, the business address of each individual is the same as the address of the Company's principal executive offices.

                                    AMOUNT AND NATURE         PERCENT OF
                                      OF BENEFICIAL            CLASS OF
                                      OWNERSHIP OF              COMMON
                                    COMMON STOCK (1)             STOCK
EXECUTIVE OFFICERS

Max Toghraie (2)                       185,717                   2.51%
Jeff Toghraie (3)                       44,531                    .06%


DIRECTORS

Nancy Hundt (4)                      2,122,525                  28.71%


All other Directors and Executive
Officers as a group (2 person) (7)       8,750                  - 0 -

5% HOLDERS

James Ung (5) and Mei Yang (6)       2,128,823                  28.80%

(1) Includes shares issuable upon the exercise of options or warrants that are exercisable within 60 days of the date of this filing. The shares underlying such options or warrants are deemed to be outstanding for the purpose of computing the percentage of outstanding stock owned by such persons individually and by each group of which they are a member, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2) Director and Chief Executive Officer of the Company. Consists of 205,834 shares issuable upon exercise of options. Mr. Toghraie's address is 957 Lawson Street, Industry, California 91748.
(3) Director and Vice President - Sales and Marketing of the Company. Consists of 37,500 shares, issuable upon exercise of options. Mr. Toghraie's address is 957 Lawson Street, Industry, California 91748.
(4) Includes 4,379 shares issuable upon exercise of options. Ms. Hundt's address is 957 Lawson Street, Industry, California 91748.
(5) Former President and Director of the Company. Mr. Ung and Ms. Yang are married. Includes 64,727 shares issuable upon exercise of options. Mr. Ung's address is 957 Lawson Street, Industry, California 91748.
(6) Former Secretary, Treasurer and Director of the Company. Ms. Yang and Mr. Ung are married. Includes 17,978 shares issuable upon exercise of options. Ms. Yang's address is 957 Lawson Street, Industry, Califonria 91748.
(7)  Includes 8,750 shares issuable upon exercise of options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In connection with an internal investigation into certain improprieties and record-keeping irregularities, the Audit Committee of the Board of Directors of the Company uncovered evidence of transactions with certain entities it believes to be related to James Ung, the former President and a director of the Company, and his wife Mei Yang, the former Secretary and Treasurer and a director of the Company, as described more fully below. The Company believes that these certain entities, EM Technology, Inc., ESI Resources, Inc., FYI International, Link 3000, Q&Y Technology and Caltex Technology, Inc. (the "Related Entities"), were related, either directly or indirectly to James Ung and/or Mei Yang.

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

  In 1997, the Company employed Sam Toghraie, brother of Max Toghraie and Jeff Toghraie, as a Department Head on an at-will basis for an annual salary of $60,000. Sam Toghraie is currently employed as of July 11, 2000.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  List of documents filed as part of this Report:

     (1)  Financial Statements included in Item 8:

          Reports of Independent Public Accountants

          Balance Sheets as of March 31, 2000 and 1999

          Statements of Operations for the years ended March 31, 2000, 1999 and 1998

          Statements of Changes in Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998

          Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998

          Notes to Financial Statements

          No other schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

     (2)  Exhibits

          The exhibits listed on the accompanying Index of Exhibits are filed as part of this Annual Report.

   (b)  Reports on Form 8-K

          None.

                          CUMETRIX DATA SYSTEMS CORP
                         INDEX TO FINANCIAL STATEMENTS

Index to Financial Statements  ......................................................................................  F-1

Reports of Independent Public Accountants...........................................................................   F-2

Balance Sheets as of March 31, 2000 and March 31, 1999 .............................................................   F-4

Statements of Operations for the years ended March 31, 2000, 1999 and 1998 .........................................   F-6

Statements of Shareholders' Equity for the years ended March 31, 2000, 1999
and 1998 ...........................................................................................................   F-7

Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998..........................................   F-8

Notes to the Financial Statements...................................................................................   F-10


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Cumetrix Data Systems Corp.

We have audited the accompanying balance sheet of Cumetrix Data Systems Corp. as of March 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumetrix Data Systems Corp. as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 1, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Cumetrix Data Systems Corp.

   We have audited the accompanying balance sheet of Cumetrix Data Systems Corp. (a California corporation, formerly "Data Net International, Inc.") as of March 31, 1999 and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumetrix Data Systems Corp. as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Los Angeles, California

August 31, 1999

                          CUMETRIX DATA SYSTEMS CORP.
                                BALANCE SHEETS
                                   March 31,



                                     ASSETS

                                                                    2000          1999
                                                                 ----------   -----------
Current assets
  Cash and cash equivalents                                      $3,769,174   $ 6,743,198
  Time deposits, of which $100,000 is restricted                  1,600,000     1,500,000
  Trade receivables, net of allowance for doubtful accounts
     of $150,000 and $280,000                                       336,854     1,864,685
  Receivables from unauthorized parties                                   -        87,000
  Inventories                                                       698,226     2,320,127
  Income taxes receivable                                           541,301       262,430
  Prepaid expenses                                                        -       149,555
                                                                 ----------   -----------
       Total current assets                                       6,945,555    12,926,995

Property and equipment, net                                         516,057       504,363
Investment in affiliate                                             281,843       878,000
Other                                                                11,169        14,429
                                                                 ----------   -----------
          Total assets                                           $7,754,624   $14,323,787
                                                                 ==========   ===========

                          CUMETRIX DATA SYSTEMS CORP.
                                BALANCE SHEETS
                                   March 31,



                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    2000           1999
                                                                -----------    -----------
Current liabilities
  Book overdraft                                                $   906,566    $         -
  Accounts payable                                                  152,116      3,945,595
  Accrued expenses                                                  635,067        114,964
  Accrued legal and other                                                 -        442,000
  Current portion of long-term debt                                  17,582          4,054
                                                                -----------    -----------
     Total current liabilities                                    1,711,331      4,506,613

Long-term debt, net of current portion                               77,864          4,810
                                                                -----------    -----------
       Total liabilities                                          1,789,195      4,511,423
                                                                -----------    -----------

Commitments and contingencies

Shareholders' equity
  Preferred stock, no par value
     2,000,000 shares authorized
     none issued and outstanding                                          -              -
  Common stock, no par value
     20,000,000 shares authorized
     7,392,500 and 7,392,500 shares issued and outstanding       12,188,414     12,063,414
  Accumulated deficit                                            (6,222,985)    (2,251,050)
                                                                -----------    -----------
       Total shareholders' equity                                 5,965,429      9,812,364
                                                                -----------    -----------
          Total liabilities and shareholders' equity            $ 7,754,624    $14,323,787
                                                                ===========    ===========

                          CUMETRIX DATA SYSTEMS CORP.
                           STATEMENTS OF OPERATIONS
                         For the Years Ended March 31,



                                                           2000           1999           1998
                                                       -----------    -----------    -----------
Net sales                                              $18,629,566    $63,813,350    $72,495,474

Cost of sales                                           18,087,762     62,911,633     69,468,497
                                                       -----------    -----------    -----------
Gross profit                                               541,804        901,717      3,026,977

Selling, general, and administrative expenses            4,211,141      3,292,569      1,542,294

Write-off of capitalized purchased software                      -      1,100,000              -
                                                       -----------    -----------    -----------
Income (loss) from operations                           (3,669,337)    (3,490,852)     1,484,683
                                                       -----------    -----------    -----------

Other income (expense)
 Interest income                                           316,434        514,345         68,158
 Interest expense                                           (1,746)        (4,652)      (239,791)
 Loss on equity investment                                (896,157)      (122,000)             -
 Other income (expense)                                          -          1,365        (10,160)
                                                       -----------    -----------    -----------
  Total other income (expense)                            (581,469)      (389,058)       181,793
                                                       -----------    -----------    -----------
Income (loss) before provision for (benefit from)
 income taxes                                           (4,250,806)    (3,101,794)     1,302,890

Provision for (benefit from) income taxes                 (278,871)      (102,228)       579,738
                                                       -----------    -----------    -----------
Net income (loss)                                      $(3,971,935)   $(2,999,566)   $   723,152
                                                       ===========    ===========    ===========
Basic and diluted earnings (loss) per share                 $(0.54)        $(0.41)         $0.16
                                                       ===========    ===========    ===========
Weighted-average basic shares outstanding                7,392,500      7,364,828      4,544,759
                                                       ===========    ===========    ===========
Weighted-average diluted shares outstanding              7,392,500      7,364,828      4,639,041
                                                       ===========    ===========    ===========


                          CUMETRIX DATA SYSTEMS CORP.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                         For the Years Ended March 31,



                                                                         Retained
                                                 Common Stock            Earnings
                                           -------------------------   (Accumulated
                                             Shares        Amount        Deficit)         Total
                                           ----------   ------------   -------------   ------------
Balance, March 31, 1997                    4,384,236    $   250,000     $    25,364    $   275,364

Sale of common stock, net of offering
  expenses of $233,641                       365,764        717,589               -        717,589

Issuance of warrants in connection
  with private placement, net of
  offering expenses of $21,287                     -         38,047               -         38,047

Issuance of warrants in exchange
  for services                                     -         36,953               -         36,953

Net income                                         -              -         723,152        723,152
                                           ---------    -----------    ------------    -----------

Balance, March 31, 1998                    4,750,000      1,042,589         748,516      1,791,105

Sale of common stock, net of
  offering expenses of $2,309,028          2,702,500     11,203,472               -     11,203,472

Repurchase of common stock                   (60,000)      (300,000)              -       (300,000)

Issuance of warrants and options
  in exchange for services                         -        117,353               -        117,353

Net loss                                           -              -      (2,999,566)    (2,999,566)
                                           ---------    -----------    ------------    -----------

Balance, March 31, 1999                    7,392,500     12,063,414      (2,251,050)     9,812,364

Issuance of warrants and options
  in exchange for consulting
  services                                         -        125,000               -        125,000

Net loss                                           -              -      (3,971,935)    (3,971,935)
                                           ---------    -----------    ------------    -----------

Balance, March 31, 2000                    7,392,500    $12,188,414     $(6,222,985)   $ 5,965,429
                                           =========    ===========    ============    ===========


                          CUMETRIX DATA SYSTEMS CORP.
                           STATEMENTS OF CASH FLOWS
                         For the Years Ended March 31,



                                                             2000           1999           1998
                                                         -----------    -----------    -----------
Cash flows from operating activities
 Net income (loss)                                       $(3,971,935)   $(2,999,566)   $   723,152
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
   Depreciation and amortization                             166,252         89,800          8,934
   Amortization of deferred financing costs                        -              -        214,405
   Provision for doubtful accounts                                 -        345,598         91,310
   Loss on equity investment in affiliate                    896,157        122,000              -
   Write-off of capitalized purchase software                      -      1,100,000              -
   Loss on receivable from director                                -              -        100,000
   Issuance of warrants and options for services             125,000        117,353         36,953
   Deferred taxes                                                  -        133,647       (121,647)
 (Increase) decrease in
  Trade receivables                                        1,527,831      1,675,520     (3,124,023)
  Receivables from unauthorized parties                       87,000        (87,000)             -
  Inventories                                              1,621,901       (393,530)    (1,670,038)
  Income tax receivable                                     (278,871)      (262,430)             -
  Prepaid expenses                                           149,555       (103,572)       (11,684)
  Other assets                                                 3,260        (14,429)       (28,981)
 Increase (decrease) in
  Book overdraft                                             906,566              -              -
  Accounts payable                                        (3,793,479)    (3,877,057)     6,367,513
  Accrued expenses                                            78,103        430,047         39,643
  Income taxes payable                                             -       (717,013)       695,513
                                                         -----------    -----------    -----------

 Net cash provided by (used in) operating activities      (2,482,660)    (4,440,632)     3,321,050
                                                         -----------    -----------    -----------
 Cash flows from investing activities
  Purchases of property and equipment                       (177,946)      (431,625)       (62,694)
  Investment in time deposits                               (100,000)    (1,500,000)             -
  Investment in affiliate                                   (300,000)    (1,000,000)             -
  Receivables from related parties                                 -              -         39,700
                                                         -----------    -----------    -----------

Net cash used in investing activities                      (577,946)    (2,931,625)       (22,994)
                                                         -----------    -----------    -----------

                          CUMETRIX DATA SYSTEMS CORP.
                           STATEMENTS OF CASH FLOWS
                         For the Years Ended March 31,



                                                         2000           1999          1998
                                                     -----------    -----------    ----------
Cash flows from financing activities
 Proceeds from long-term debt                        $   100,000    $         -    $  185,595
 Payments on long-term debt                              (13,418)    (1,203,707)     (303,393)
 Proceeds from stock and warrant issuances, net                -     11,203,472       755,636
 Repurchase of common stock                                    -       (300,000)            -
                                                     -----------    -----------    ----------

Net cash provided by financing activities                 86,582      9,699,765       637,838
                                                     -----------    -----------    ----------

Net increase (decrease) in cash and cash
 equivalents                                          (2,974,024)     2,327,508     3,935,894
Cash and cash equivalents, beginning of year           6,743,198      4,415,690       479,796
                                                     -----------    -----------    ----------

Cash and cash equivalents, end of year               $ 3,769,174    $ 6,743,198    $4,415,690
                                                     ===========    ===========    ==========

Supplemental disclosures of cash flow
information

 Interest paid                                       $     1,746    $    17,652    $   26,720
                                                     ===========    ===========    ==========

 Income taxes paid                                   $         -    $   730,000    $   20,000
                                                     ===========    ===========    ==========

Supplemental schedule of non-cash investing and financing activities

During the year ended March 31, 2000, the Company issued 620,000 stock warrants and options in exchange for consulting services. The costs associated with these warrants and options were valued at $125,000.

During the year ended March 31, 1999, the Company transferred approximately $75,000 of inventories to property and equipment.

During the year ended March 31, 1998, the Company issued warrants in exchange for professional services in connection with the private placement. The costs associated with these warrants of $36,953 were calculated using the Black-Scholes model and were allocated to debt ($10,696), common stock ($24,065), and warrants ($2,192) in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt Issued with Stock Purchase Warrants."

                          CUMETRIX DATA SYSTEMS CORP
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2000


NOTE 1 - LINE OF BUSINESS

     Cumetrix Data Systems Corp. (the "Company") was incorporated on April 2, 1996 in the State of California. The Company distributes computer peripherals, components, and accessories and assembles computer systems. The Company currently sells a majority of its products to distributors, systems integrators, and retail stores. Since April 1999, the Company's principal business has been the electronic sales and marketing of computer systems and components through a direct business to business and business to consumer model. The Company markets its products and services through its Internet website, suredeals.com, other Internet marketing partners such as Egghead.com, and its outside sales representatives and telemarketing sales representatives.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents and Time Deposits
     -------------------------------------------
     Cash includes currency on hand and deposit accounts to which funds may be deposited or withdrawn at any time without prior notice or penalty. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. At times, cash balances in the Company's accounts may exceed federally insured limits.

     At March 31, 2000, the Company had time deposits of $1,600,000 with an original maturity of one year which are not considered cash equivalents, $100,000 which is used as collateral to secure a note with a bank.

     Trade Receivables
     -----------------
     Trade receivables represent unsecured balances due from the Company's customers. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

     Inventories
     -----------
     Inventories consist primarily of purchased finished goods and components and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

          Furniture and fixtures              7 years
          Machinery and equipment        3 to 5 years
          Software                            2 years
          Vehicles                            5 years
          Leasehold improvements              5 years

     Ordinary maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the recorded cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

     Estimates
     ---------
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Risk
     ---------------------
     During the years ended March 31, 2000, 1999, and 1998, one vendor accounted for 50%, 55%, and 64% of purchases, respectively. There are many vendors in this industry, and management believes that other vendors could provide similar products on comparable terms. Management believes that a change in suppliers would not cause any material effect to the Company's operations or loss of sales.

     During the year ended March 31, 2000, one customer accounted for 18% of net sales. During the year ended March 31, 1999, no customer accounted for more than 10% of net sales. During the year ended March 31, 1998, one customer accounted for 11% of net sales.

     Revenue Recognition
     -------------------
     Net sales are generated from the sale of systems and components. Systems include ready-to-use computers that have been assembled and have software already installed. Component sales consist of individual hardware items.

     Revenue is recorded at the time of shipment, net of allowances for estimated sales returns.

     Income Taxes
     ------------
     Deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

     Earnings (Loss) per Share
     -------------------------
     Earnings (loss) per common share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the related periods.

     Options to purchase 1,322,789 shares of common stock at prices ranging from $1.13 to $5.00 were outstanding at March 31, 2000, but were not included in the computation of diluted earnings (loss) per share as the impact would be anti-dilutive.

     Options and warrants to purchase 604,401 shares of Common Stock at prices ranging from $2.70 to $5.00 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings (loss) per share, as the impact would be antidilutive.

     Options to purchase 64,257 shares of Common Stock and warrants to purchase 30,025 shares of Common Stock were outstanding at March 31, 1998 and included in the computation of diluted earnings per share.

     Risk Factors
     ------------
     NASDAQ and Boston Stock Exchange delisting - The Company's stock has been delisted from NASDAQ and the Boston Stock Exchange for failure to meet their standards, primarily due to the Company's failure to keep current its reports to the Securities and Exchange Commission, pursuant to the Securities Exchange Act of 1934.

     Delisting will have a material adverse affect on the trading market for the Company's common stock and the Company's access to capital markets. It will be necessary for the Company to re-apply for initial listing once it determines that it can meet the initial listing requirements. The Company currently cannot qualify for initial listing with NASDAQ, and it may never meet those qualifications.

     The closing sale price of the Company's common stock on June 1, 2000 was $1.50 per share. Because the Company's common stock is delisted from trading on

     NASDAQ and the Boston Stock Exchange and the trading price is less than $5.00 per share, trading in it is subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend these low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

     The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. These requirements will severely limit the market liquidity of the Company's common stock and the ability of its shareholders to dispose of their shares, particularly in a declining market.

     Foreign Suppliers Regulation - A significant number of the products distributed by the Company are manufactured in Taiwan, China, Korea, and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs, import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. While the Company does not believe that any of these factors adversely impact its business significantly at the present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, would also have a material adverse impact on the Company's business and results of operations. Currently all purchases are made in United States dollars.

     Investment in Affiliate
     -----------------------
     Investment in affiliate at March 31, 2000 consists of a 29% interest in Online Transaction Technologies, Inc. ("OTT") with an option to acquire an additional 21%. OTT is a development stage enterprise and is developing Internet auction software. The Company accounts for this investment under the equity method of accounting. The Company's investment provided substantially all of OTT's working capital.

     In February 2000, the Company purchased an additional 52,174 shares of OTT's common stock for $300,000.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment at March 31 consisted of the following:

                                                                2000       1999
                                                              --------   --------
          Furniture and fixtures                              $103,165   $ 93,070
          Machinery and equipment                              339,966    338,967
          Software                                             159,412    116,648
          Vehicles                                             153,636     29,548
          Leasehold improvements                                29,998     29,998
                                                              --------   --------

                                                               786,177    608,231
          Less accumulated depreciation and amortization       270,120    103,868

                                                              --------   --------
            Total                                             $516,057   $504,363
                                                              ========   ========

     Depreciation and amortization expense was $166,253, $89,800, and $8,934 for the years ended March 31, 2000, 1999, and 1998, respectively.

NOTE 4 - FINANCING ARRANGEMENT

     In June 1997, the Company obtained credit for inventory purchases through Finova Capital Corporation ("Finova"). Purchases are collateralized by substantially all of the assets of the Company.

     In October 1998, the Company updated its credit facility with Finova. This facility includes a flooring line limit of $20,000,000 for inventory purchases and a revolving credit line of $5,000,000 and expires in October 2000.

     Unless the Company fails to pay Finova within the agreed-upon period, all finance costs associated with the flooring line of credit are charged by Finova to the Company's vendors. The Company had a payable of $1,285,659 outstanding at March 31, 1999 to Finova.

     During the year ended March 31, 2000, the Company repaid the amounts owed to Finova and terminated the credit agreement.

NOTE 5 - LONG-TERM DEBT

     Long-term debt at March 31 consisted of the following:

                                                              2000     1999
                                                            -------   ------
      Note payable to a bank with interest at 8.9% per
         annum.  The note was paid in full during the
         year ended March 31, 2000.                         $     -   $8,864

      Note payable to a bank with interest at 6.7% per
         annum.  Monthly installments of principal
         and interest of $1,963 are due through
         December 2004.  The note is secured by a
         $100,000 certificate of deposit.                    95,446        -
                                                            -------   ------

                                                             95,446    8,864
          Less current portion                               17,582    4,054
                                                            -------   ------

               Long-term portion                            $77,864   $4,810
                                                            =======   ======

     Future annual maturities of long-term debt consisted of the following as of March 31, 2000:

                   Year Ending
                    March 31,
                   -----------

                      2001              $17,582
                      2002               18,984
                      2003               20,278
                      2004               21,659
                      2005               16,943
                                        -------
                         Total          $95,446
                                        =======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     In October 1997, the Company entered into a new facility lease agreement commencing on February 1, 1998 and expiring on January 31, 2001. The Company has a current commitment of $111,690 related to this lease.

     Total rent expense for the year ended March 31, 2000, 1999, and 1998 was approximately $205,000, $144,000, and $70,000, respectively.

     Employment Agreements
     ---------------------
     The Company has employment agreements with certain key executives. These agreements have terms of five years and annual salaries of $192,000 and $180,000.

     Litigation
     ----------
     The Company is involved in various legal matters in the normal course of its business. Management believes, based in part upon consultation with legal counsel, that the ultimate outcome of such matters will not have a material adverse effect on the Company's financial condition or its results of operations.

     Potential Litigation
     --------------------
     The Company's former President and Secretary/Treasurer each were parties to employment agreements with the Company. In the event of the President's termination without "cause" (as defined in his employment agreement), the Company was liable for payment to him of an amount equal to six months of his then current base salary. The Secretary/Treasurer was not entitled to any payments upon termination without cause. Based on the information uncovered during the investigation, (see Note 10) the Company elected to treat both of these individuals' relief of their executive officer and employment responsibilities as terminations for "cause" (as defined in the employment agreements). There can be no assurance that these former officers will not allege breach of their employment agreements or other injury resulting from alleged wrongful termination of employment, libel, slander, or other alleged wrongful or tortious acts, or, if alleged in litigation against the Company, there can be no assurance that the former officers will not prevail on some or all such claims.


NOTE 7 - SHAREHOLDERS' EQUITY

     Preferred Stock
     ---------------
     In October 1997, the Company authorized 2,000,000 shares of preferred stock. As of March 31, 2000, there were no shares of preferred stock issued and outstanding.

     Common Stock
     ------------
     On April 8, 1998, the Company completed an initial public offering of 2,702,500 shares of common stock. The Company received net proceeds (after deducting issuance costs) of approximately $11,200,000. The Company has used the proceeds to pay down debt, fund operations, and expand into new markets related to computer hardware and software. In connection with the initial public offering, the

     Placement Agent received 235,000 warrants for nominal consideration. Each warrant may be exercised for one common share, subject to certain anti-dilution provisions, at a price of $8.25 per share from April 8, 1999 to April 8, 2003. The Company also entered into a two-year financial consulting agreement with the placement agent for $48,000, which was fully paid out of proceeds from the initial public offering. Each officer and director of the Company and all of the holders of the issued and outstanding shares of common stock as of the effective date of the initial public offering have agreed to a lock-up period of 18 months from the date of the initial public offering.

     Stock Options
     -------------
     In July 1997 and February 2000, the Company established the 1997 and the 2000 Stock Incentive Plans (the "Plans"). Under the Plans, options are generally granted to employees and directors at an exercise price equal to fair market value as determined by the Board of Directors. The Company has reserved 1,000,000 shares of the Company's common stock for issuance under each of the Plans. The 1997 Plan terminates in 2007, and the 2000 Plan terminates in 2009.

     Information regarding the Company's stock options is as follows:

                                                      Weighted-
                                         Shares        Average
                                          Under       Exercise
                                         Option         Price
                                        --------      ---------

       Outstanding, March 31, 1997             -        $     -
          Granted                        383,717        $  3.06
          Expired                              -        $     -
                                        --------

       Outstanding, March 31, 1998       383,717        $  3.06
          Granted                        105,000        $  5.22
          Expired                        (29,316)       $  5.04
                                        --------

       Outstanding, March 31, 1999       459,401        $  3.42
          Granted                        519,000        $  1.17
          Expired                       (275,612)       $  3.45
                                        --------

           Outstanding, March 31, 2000   702,789        $  1.68
                                        ========

           Exercisable, March 31, 2000   288,604        $  2.07
                                        ========

     -------------------------

     The following table summarizes information about stock options outstanding at March 31, 2000:

                                                                   Weighted-
                                                                    Average
                                Stock Options   Stock Options      Remaining
 Exercise Price                  Outstanding     Exercisable    Contractual Life
 --------------                 -------------   -------------   ----------------

$          1.13                       150,000          44,681         4.75 years
$          1.19                       369,000         109,546         4.76 years
$          2.70                       148,789         110,629         7.26 years
$          5.00                        35,000          23,748         8.76 years
                                      -------         -------

                                      702,789         288,604
                                      =======         =======

     The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) for the years ended March 31, 2000, 1999, and 1998 would be as follows:


                                                   2000            1999            1998
                                              ------------     ------------     -----------
      Net income (loss)
       As reported                            $ (3,971,935)    $ (2,999,566)    $   723,152
       Pro forma                              $ (4,111,591)    $ (3,068,317)    $   674,239

      Basic and diluted earnings (loss)
      per share
       As reported                            $      (0.54)    $      (0.41)    $      0.16
       Pro forma                              $      (0.56)    $      (0.42)    $      0.15

     As permitted by SFAS No. 123, the fair value of these options was estimated at the date of grant using the minimum value method with the following weighted-average assumptions for the years ended March 31, 2000, 1999, and 1998: volatility of 100%, 69.2%, and 0%, respectively; dividend yields of 0%, 0%, and 0%, respectively; risk-free interest rates of 6.4%, 4.9%, and 6.2%, respectively; exercise

     -------------------------

     prices of $1.17, $3.42, and $3.06, respectively; and expected lives of five, 3.1, and five years, respectively. The weighted-average fair value of options granted during the year ended March 31, 2000 was $0.91 per share.

     In May 1998, the Company issued to an officer of the Company options to purchase 20,000 shares of common stock at an exercise price of $6.125 per share. This officer resigned in December 1998, and his options were subsequently cancelled.

NOTE 8 - INCOME TAXES

     The provision for (benefit from) income taxes is comprised of the following:


                           2000         1999         1998
                        ---------    ---------    ---------
          Current
           Federal      $(278,871)   $(235,875)   $ 550,986
           State                -            -      150,399
                        ---------    ---------    ---------

                         (278,871)    (235,875)     701,385
                        ---------    ---------    ---------

          Deferred
           Federal              -      102,680      (93,460)
           State                -       30,967      (28,187)
                        ---------    ---------    ---------

                                -      133,647     (121,647)
                        ---------    ---------    ---------

            Total       $(278,871)   $(102,228)   $ 579,738
                        =========    =========    =========

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consisted of the following:

                                                    2000           1999
                                                -----------    -----------
          Deferred tax asset
           Depreciation and amortization        $    (5,000)   $   (12,183)
           Reserves                                 120,000        971,282
           Unicap                                         -         66,523
           Accrued liabilities                       20,000         12,745
           Net operating loss carryforward        1,630,000         36,065
           Valuation allowance                   (1,765,000)    (1,074,432)
                                                -----------    -----------

            Net deferred tax asset              $         -    $         -
                                                ===========    ===========

     The reconciliations between the provision for (benefit from) income taxes and the amounts computed by applying the federal statutory rate of 34% to pre-tax income (loss) consists of the following:

                                                   2000           1999        1998
                                                -----------    -----------    --------
          Rate reconciliation
           Federal (benefit) provision at
            statutory rate                      $(1,403,000)   $(1,054,610)   $442,983
           State, net of federal benefit           (233,000)      (180,971)     99,263
           Benefit of net operating losses         (278,871)             -           -
           Valuation allowance                    1,636,000      1,074,432           -
           Other                                          -         58,921      37,492
                                                -----------    -----------    --------

              Total                             $  (278,871)   $  (102,228)   $579,738
                                                ===========    ===========    ========

     The Company has recorded a valuation allowance for temporary differences and net operating loss carryforwards where it is more likely than not that the Company will receive future tax benefits.

     As of March 31, 2000, the Company has approximately $4,074,000 in federal net operating losses carryforwards, which expire through 2020.


NOTE 9 - RELATED PARTY TRANSACTIONS

     During the years ended March 31, 1998 and 1997, the Company had sales of approximately $1,391,300 and $532,800 to, respectively, and purchases of approximately $598,200 and $804,300 from, respectively, Samax Technologies, Inc., a corporation owned by a related party. During the year ended March 31, 1999, the Company had no sales or purchases from this related party. At March 31, 1999 and 1998, the Company had gross trade receivables of $86,000 and $92,000, respectively. At March 31, 1999, the Company reserved $71,000 related to these receivables.

     In December 1998, the Company entered into a three-month service agreement with a company owned by a relative of an officer of the Company. During the year ended March 31, 1999, the Company paid approximately $10,000 under this agreement.

NOTE 10 - UNAUTHORIZED TRANSACTIONS

     In connection with the investigation into certain improprieties and record keeping irregularities, the Audit Committee uncovered evidence of certain unauthorized transactions with certain entities that management believes may be on more favorable terms than otherwise given. During the years ended March 31, 1999, 1998, and 1997, the Company had net sales of approximately $1,180,000, $950,000, and $0, respectively, to these entities. In addition, sales for the year ended March 31, 1999 are net of purchases for the same products of approximately $800,000. The Company had purchases of approximately $80,000 and $0 during the years ended March 31, 1998 and 1997, respectively. At March 31, 1999 and 1998, the Company had receivables of approximately $87,000 and $0, respectively. At March 31, 1999 and 1998, the Company had payables of $2,000 and $1,000 to these entities, respectively.


NOTE 11 - YEAR 2000 ISSUE

     The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

     Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 12 - SUBSEQUENT EVENTS

     Bridge Loan
     -----------
     On June 16, 2000, the Company signed a letter of intent to borrow $1,500,000 in the form of a bridge loan. As part of the letter of intent, the Company will pay at closing $150,000 in fees and issue a warrant giving the lender the right to purchase 100,000 shares of the Company's common stock at an exercise price equal to 125% of the average closing bid price of the common shares of five trading days prior to the closing, exercisable within four years from the closing date.

     -----------
     The bridge loan is payable or convertible into the Company's common stock in 181 days after closing. The note will bear interest at 8% per annum and will be collateralized by the Company's stock. The Company can redeem the note within 180 days at a redemption premium as defined. The holder has an option to convert the note at any time within 180 days of the closing into common stock of the Company on terms as defined. In addition, the Company will issue to each holder a repricing warrant which entitles the holder to acquire additional shares of common stock at exercise prices as defined. The Company has the option to pay the cash value of the repricing warrants in lieu of shares of common stock.

     In addition, the holders shall also receive from the Company four-year warrants exercisable for such number of shares of common stock that equals 20% of the initial principal amount of the loan divided by the closing price. The warrants shall have an exercise price equaling 110% of the closing price.

     The agreement also calls for the registration of common stock which will be issued upon conversion to become effective on or before 150 days from the closing date. In the event the Company is unable to register such shares within 180 days from the closing date, the Company shall pay a cash fee to the holders equal to 2% of the outstanding principal for every 30-day period after the deadline of 180 days.

     Consulting Agreement
     --------------------
     On April 5, 2000, the Company entered into a consulting agreement with its Chairman, which provides that the Company will pay $150,000 annually, payable in 12 monthly installments, and will issue an option to purchase 450,000 shares, vesting over a three-year period, in equal quarterly installments. The options expire in seven years and are exercisable as follows: 225,000 at $3.25 per share and 225,000 at $6.75 per share. The consulting agreement is "at will," and if the agreement is terminated by the Company without cause, the vesting provisions will accelerate.

     Acquisition
     -----------
     On May 22, 2000, the Company initially purchased 125,000 shares of common stock in Salescentrix.com, Inc., a Canadian based provider of e-business solutions to small and medium-sized businesses, for $250,000. The Company's initial investment of $250,000 represents less than 2% of the equity interest in the investee.

     Under the terms of the stock purchase agreement between the Company and Salescentrix.com, the Company has acquired the rights to purchase Common Stock and Warrants in three separate stages, each stage is contingent on the previous stage. In Stage One, the Company has the right to purchase up to 925,000 additional

     -----------------------
     shares of Common Stock at $2.00 per share at any time until June 30, 2000.

     In addition, the Company shall be issued warrants to purchase 210,000 shares of Common Stock at $2.00 per share at any time until June 1, 2004 (`Stage One"). As of July 11, 2000, the Company had not exercised it's right to purchase Common Stock under Stage One. As a result, Salescentrix.com has extended the expiration date of Stage One from June 30, 2000 to July 20, 2000.

     If all shares are purchased in Stage One, the Company may purchase up to 822,222 additional Common Stock at $2.25 per share at any time until September 30, 2000 and the Company shall be issued warrants to purchase up to 111,111 shares of Common Stock at $2.25 per share at any time until August 31, 2000. ("Stage Two") In addition, the Company shall be issued a Bonus Warrant to purchase up to 210,000 shares of Common Stock at a price of $2.25 per share at any time until September 30, 2004. The Bonus Warrant shall be exercisable in proportion to the number of shares of Common Stock purchased in Stage Two.

     If all shares are purchased in Stage One and Stage Two, the Company may purchase up to 740,000 additional Common Stock at $2.50 per share at any time until January 31, 2001 and the Company shall be issued warrants to purchase up to 100,000 shares of Common Stock at $2.50 per share at any time until December 31, 2000. ("Stage Three") In addition, the Company shall be issued a Bonus Warrant to purchase up to 210,000 shares of Common Stock at a price of $2.50 per share at any time until March 31, 2005. The Bonus Warrant shall be exercisable in proportion to the number of shares of Common Stock purchased in Stage Three

     TMA Consulting Agreement
     ------------------------

     In January, 2000, the Company entered into a consulting agreement with a company based in California to provide Internet/website and e-commerce consulting services, which include a Cyberspace Network Marketing program. The agreement was originally for two months at $25,000 per month plus expenses of $1,000 per month. The contract was amended on March 5, 2000 to extend the term of the agreement for an indefinite period of time. For the year ended March 31, 2000, the Company paid $42,700. From April 1, 2000 to July 11, 2000, the Company paid TMA an additional $84,900.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CUMETRIX DATA SYSTEMS CORP.
                      ---------------------------
                      (Registrant)


Date:  July 11, 2000    By:  /s/ Max Toghraie
                           --------------------
                        Max Toghraie,
                        Chief Executive Officer


                                  SIGNATURES

  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                           Title                      Date

/s/ Max Toghraie           Chief Executive Officer,        July 11, 2000
----------------           Secretary and Director
Max Toghraie               (Principal Executive Officer)


/s/ Jeff Toghraie          Vice President - Sales and      July 11, 2000
-----------------          Marketing and Director
Jeff Tohghraie


/s/ Nancy Hundt            Director                        July 11, 2000
-----------------
Nancy Hundt


/s/ Herbert Tom            Chief Financial Officer         July 11, 2000
-----------------          (Principal Financial and
Herbert Tom                Accounting Officer)

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

10.16 Employment Agreement, dated January 1, 2000, between the Company and Max Toghraie.

10.17   Amended and Restated 2000 Stock Plan dated January 7, 2000.

10.18 Employment Agreement, dated November 15, 1999, between the Company and Jeff Toghraie.

10.19 Amended Employment Agreement, dated December 20, 1999, between the Company and Jeff Toghraie.

27.1    Financial Data Schedule