Form 10-Q
period 2000-06-30
CUMETRIX DATA SYSTEMS CORP
filed 2000-08-11
CIK 1051067

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     As of August 11, 2000, the Registrant had 7,392,500 shares of Common Stock, without par value, issued and outstanding.


________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX

PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           1. Condensed Balance Sheets - June 30, 2000 (unaudited) and March 31, 2000

           2. Condensed Statements of Operations - Three Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)
           3. Condensed Statements of Cash Flows - Three Months Ended June 30, 2000 (unaudited) and 1999 (unaudited)
           4.   Notes to Financial Statements (unaudited)

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II.   OTHER INFORMATION

   ITEM 5. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     SIGNATURES


________________________________________________________________________________

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS


                                                                                          June  30,                        March 31,
                                                                                           2000                              2000
                                                                                       ------------                   -------------
                                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents.............................................                $  2,647,609                   $   3,769,174
 Time deposits.........................................................                   1,126,525                       1,600,000
 Trade receivables, net of allowance for doubtful accounts of $150,000
  and $150,000 ........................................................                     345,991                         336,854
 Inventories, net of reserve of $150,000 and $150,000..................                     808,444                         698,226
 Income tax receivable.................................................                     541,301                         541,301
 Prepaid expenses .....................................................                      13,137                             -
                                                                                       ------------
    Total current assets...............................................                   5,483,007                       6,945,555
                                                                                       ------------                   -------------

FIXED ASSETS, net                                                                           235,687                         516,057

OTHER ASSETS...........................................................                     146,012                         293,012
                                                                                       ============                   =============
    Total Assets.......................................................                $  5,864,706                   $   7,754,624
                                                                                       ============                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable....................................................                $    506,481                   $    152,116
   Accrued expenses and other current liabilities......................                     571,560                      1,559,215
                                                                                       ------------                   ------------
    Total current liabilities..........................................                   1,078,041                      1,711,331
                                                                                       ------------                   ------------

LONG-TERM DEBT, net of current portion.................................                      73,410                         77,864

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value: Authorized, 2,000,000 shares; issued                            -                              -
  and outstanding, none
 Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,392,500 and 7,392,500 at June 30, 2000 and March 31,
  2000, respectively...................................................                  12,188,414                     12,188,414
 Retained earnings.....................................................                  (7,475,159)                    (6,222,985)
                                                                                       ------------                   ------------
    Total shareholders' equity.........................................                   4,713,255                      5,965,429
                                                                                       ------------                   ------------
    Total liabilities and shareholders' equity.........................                $  5,864,706                   $  7,754,624
                                                                                       ============                   ============

The accompanying notes are an integral part of these condensed balance sheets.


________________________________________________________________________________

                      CUMETRIX DATA SYSTEMS CORP.
                  CONDENSED STATEMENTS OF OPERATIONS

                                                                                Three Months Ended
                                                                                      June 30,
                                                                         2000                        1999
                                                                     ------------                ------------
                                                                                   (unaudited)
NET SALES.......................................................     $ 2,976,283                  $ 7,056,674
COST OF PRODUCTS................................................       2,803,005                    6,909,938
                                                                     ------------                ------------
      Gross profit..............................................         173,278                      146,736
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................         858,905                      862,003
IMPAIRMENT OF LONG-LIVED ASSETS.................................         207,740                          -
                                                                     ------------                ------------
      Income (Loss) from operations.............................        (893,367)                    (715,267)
INTEREST EXPENSE................................................          (1,437)                        (193)
INTEREST INCOME.................................................          39,630                       72,645
LOSS ON EQUITY INVESTMENT.......................................         397,000                      149,232
                                                                     ------------                ------------
      Income (loss) before provision for income taxes...........      (1,252,174)                    (792,047)
PROVISION FOR INCOME TAXES......................................             -                            -
                                                                     ------------                ------------
NET LOSS........................................................     $(1,252,174)                 $  (792,047)
                                                                     ============                ============

BASIC AND DILUTED LOSS PER SHARE................................     $     (0.17)                 $     (0.11)
                                                                     ============                ============

Weighted average shares used in computation of
   basic and diluted loss per share.............................        7,392,500                   7,392,500
                                                                     ============                ============

The accompanying notes are an integral part of these condensed statements.


________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Three Months Ended
                                                                                                           June30,
                                                                                               2000                 1999
                                                                                             --------------   ----------------
                                                                                                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................                              $ (1,252,174)        $  (792,047)
   Adjustments  to  reconcile  net income to cash and cash
 equivalents used in operating activities:

       Depreciation and amortization............................                                    72,630              54,000
       Provision for doubtful accounts..........................                                       -                15,000
       Loss on equity investment in affiliate ..................                                   397,000             149,232
       Impairment loss .........................................                                   207,740                 -
    Changes in assets and liabilities:
       Trade receivables........................................                                    (9,137)            471,234
       Inventories..............................................                                  (110,218)          1,283,947
       Prepaid expenses.........................................                                   (13,137)            129,414
       Accounts payable.........................................                                   354,365          (2,452,903)
       Accrued expenses.........................................                                  (987,655)              4,448
       Income taxes payable.....................................                                       -                   800
                                                                                             -------------         -----------
         Net cash provided (used) by operating
           activities...........................................                                (1,340,586)         (1,136,875)
                                                                                             -------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets.....................................                                       -               (27,593)
  Investment in affiliate.......................................                                  (250,000)                -
  Proceeds from time deposit....................................                                   473,475                 -
                                                                                             -------------         -----------
         Net cash provided (used) in investing
           activities...........................................                                   223,475             (27,593)
                                                                                             -------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt....................................                                    (4,454)               (979)
                                                                                             -------------         -----------
         Net cash provided (used) in financing
           activities...........................................                                    (4,454)               (979)
                                                                                             -------------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,121,565)         (1,165,447)
CASH AND CASH EQUIVALENTS, beginning of period..................                                 3,769,174           6,743,198
                                                                                             -------------         -----------

CASH AND CASH EQUIVALENTS, end of period........................                              $  2,647,609         $ 5,577,751
                                                                                             =============         ===========

CASH PAID FOR INTEREST                                                                               1,437                 -
CASH PAID FOR INCOME TAXES                                                                           1,600                 -

The accompanying notes are an integral part of these condensed statements.


________________________________________________________________________________

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the period ended June 30, 2000 are not necessarily indicative of results to be expected for the year ending March 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended March 31, 2000.

NOTE B - EARNINGS PER SHARE

     Earnings per share calculations are in accordance with SFAS No. 128,"Earnings per Share". Accordingly, "basic" earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. "Diluted" earnings per share is computed by dividing net income by the total of the weighted average number of common shares outstanding and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method.

                                                      Three Months Ended
                                                            June 30,
                                                 ---------------------------
                                                    2000             1999
                                                 ----------       ----------

Weighted average number of common
 shares outstanding-Basic                         7,392,500        7,392,500
Dilutive effect of outstanding
 stock options and warrants                           -                -
                                                -----------       ----------
Weighted average number of common
 shares outstanding-Diluted                       7,392,500        7,392,500
                                                ===========       ==========


NOTE C - LINE OF BUSINESS

Cumetrix Data Systems Corp. (the "Company") was incorporated on April 2, 1996 in the State of California. The Company distributes computer peripherals, components, and accessories and assembles computer systems. The Company currently sells a majority of its products to distributors, systems integrators, and retail stores. Since April 1999, the Company's principal business has been the electronic sales and marketing of computer systems and components through a direct business to business and business to consumer model. The Company markets its products and services through its Internet website, suredeals.com, other Internet marketing partners such as Egghead.com and Cnet.com, and its outside sales representatives and telemarketing sales representatives.

NOTE D - INVESTMENT IN AFFILIATE

Investment in affiliate at June 30, 2000 consists of a 29% interest in Online Transaction Technologies, Inc. ("OTT") with an option to acquire an additional 21%. OTT is a development stage enterprise and is developing Internet auction software.


________________________________________________________________________________

The Company accounts for this investment under the equity method of accounting. The Company's investment provided substantially all of OTT's working capital.

     In February 2000, the Company purchased an additional 52,174 shares of OTT's common stock for $300,000.

     For the three months ended June 30, 2000, Cumetrix's share of losses from OTT totalled $147,000 compared to a loss of $149,000 for the three months ended June 30, 1999.

NOTE E - ACQUISITION

     On May 22, 2000, the Company initially purchased 125,000 shares of common stock in Salescentrix.com, Inc., a Canadian based provider of e-business solutions to small and medium-sized businesses, for $250,000. The Company's initial investment of $250,000 represents less than 2% of the equity interest in the investee.

     Under the terms of the stock purchase agreement between the Company and Salescentrix.com, the Company has acquired the rights to purchase Common Stock and Warrants in three separate stages, each stage is contingent on the previous stage. In Stage One, the Company has the right to purchase up to 925,000 additional shares of Common Stock at $2.00 per share at any time until June 30, 2000. In addition, the Company shall be issued warrants to purchase 210,000 shares of Common Stock at $2.00 per share at any time until June 1, 2004 (`Stage One"). Salescentrix.com has extended the expiration date of Stage One from June 30, 2000 to August 10, 2000. On August 10, 2000, the Company purchased 375,000 shares of Salescentrix.com at $2.00 per share, totalling $750,000.

     If all shares are purchased in Stage One, the Company may purchase up to 822,222 additional Common Stock at $2.25 per share at any time until September 30, 2000 and the Company shall be issued warrants to purchase up to 111,111 shares of Common Stock at $2.25 per share at any time until August 31, 2000.("Stage Two") In addition, the Company shall be issued a Bonus Warrant to purchase up to 210,000 shares of Common Stock at a price of $2.25 per share at any time until September 30, 2004. The Bonus Warrant shall be exercisable in proportion to the number of shares of Common Stock purchased in Stage Two.

     If all shares are purchased in Stage One and Stage Two, the Company may purchase up to 740,000 additional Common Stock at $2.50 per share at any time until January 31, 2001 and the Company shall be issued warrants to purchase up to 100,000 shares of Common Stock at $2.50 per share at any time until December 31, 2000 ("Stage Three"). In addition, the Company shall be issued a Bonus Warrant to purchase up to 210,000 shares of Common Stock at a price of $2.50 per share at any time until March 31, 2005. The Bonus Warrant shall be exercisable in proportion to the number of shares of Common Stock purchased in Stage Three.

     For the three months ended June 30, 2000, the Company wrote-off its initial investment of $250,000 in Salescentrix.com due to recurring losses by Salescentrix.com.

     On August 10, 2000, $750,000 of the $968,000 proceeds from the Bridge Note was used to increase the Company's investment in Salescentrix.com.

NOTE F - BRIDGE LOAN

     On August 9, 2000, the Company signed and executed an "Agreement" to issue, sell and deliver up to $1,500,000 of the Company's Series 1 Secured Convertible Bridge Financing Notes (the "Bridge Notes") with attached repricing warrants and accompanied by certain additional warrants (collectively "the Securities"). The Company has agreed to grant to the Purchaser certain registration rights with respect to the Company's common stock issuable upon conversion and/or exercise of the Securities and to secure the Company's obligation under the Bridge Notes.

     The Company and the Purchaser have determined that it is necessary to register the Securities for sale under the California "blue sky" law, which registration


________________________________________________________________________________
could delay the closing of the purchase and sale of the Bridge Notes for up to approximately four weeks.

     The Purchasers have agreed to advance to the Company a portion of the proceeds that it would have received upon the issuance of the Bridge Notes on agreed upon terms and conditions and in connection therewith have loaned the Company the sum of $1,125,000, evidenced by a series of 11% demand notes (the "Demand Notes"). Net proceeds to total $968,000. The Demand Notes are payable upon demand unless certain agreed upon conditions have occurred, in which case, the demand notes are payable on demand after September 23, 2000. The Demand Notes are secured pursuant to a pledge agreement dated August 9, 2000.

     No later than five (5) business days after August 9, 2000, the Company agrees to file for a "permit" from the California Department of Corporations to represent and warrant to the Purchasers that upon issuance of the permit, the Securities will be exempt from any California usury law.

     No later than three (3) business days after issuance of the permit, the Company shall issue to each of the Purchasers, in exchange for the Demand Note issued to each Purchaser, a Bridge Note equal to the principal amount of the Demand Note plus accrued interest.

     In connection with the Bridge Financing, on June 15, 2000, the Company entered into a Consulting Agreement with Sovereign Capital Advisors, LLC ("Sovereign") appointing Sovereign as its non-exclusive agent to issue and sell the Company's securities. The appointment terminates August 15, 2000, however, the term may be extended by the mutual consent of the Company and Sovereign. As part of the Consulting Agreement, the Company will pay at closing $109,982 in fees to Sovereign, to be deducted from the $1,125,000 proceeds.

     In addition, on August 9, 2000, Sovereign Capital Advisors, LLC received 75,000 warrants giving Sovereign Capital Advisors, LLC, the right to purchase 75,000 shares of the Company's common stock at an exercise price equal to 125% of the average closing bid price of the common shares for the five trading days immediately prior to the closing date, exercisable within four years from the closing date.

     In connection with the Bridge Financing, the Company on August 9, 2000, entered into a pledge agreement with SovCap Equity Partners, Ltd. ("SovCap") granting SovCap a security interest in (a) 1,800,000 shares of the capital stock of the Company (the "pledged stock"), and (b) all proceeds from the pledged stock. The Company will issue 1,800,000 shares of its Common Stock, registered in the name of the Company (Cumetrix Data Systems Corp, as collateral for the Demand Notes, with an aggregate value of at least 200% of the principal amount of the Bridge Notes. The 1,800,000 shares is calculated as $1,125,000 divided by the closing price of the Company's stock on the closing date, August 9, 2000 ($1.25) multiplied by 200%.

     The proceeds from the Bridge Note are intended to provide additional funding for existing investments. On August 10, 2000, $750,000 of the $968,000 proceeds from the Bridge Note was used to provide additional working capital for Salescentrix.com.

NOTE G - CONSULTING AGREEMENT

     On April 5, 2000, the Company entered into a consulting agreement with its Chairman, John Botdorf, which provides that the Company will pay $150,000 annually, payable in 12 monthly installments plus expenses, and will issue an option to purchase 450,000 shares, vesting over a three-year period, in equal quarterly installments. The options expire in seven years and are exercisable as follows: 225,000 at $3.25 per share and 225,000 at $6.75 per share. The consulting agreement is "at will," and if the agreement is terminated by the Company without cause, the vesting provisions will accelerate.


________________________________________________________________________________

NOTE H - TMA CONSULTING AGREEMENT

     In January 2000, the Company entered into a consulting agreement with TMA, a company based in California to provide Internet/website and e-commerce consulting services, which include a Cyberspace Network Marketing program. The agreement was originally for two months at $25,000 per month plus expenses of $1,000 per month. The contract was amended on March 5, 2000 to extend the term of the agreement for an indefinite period of time. For the fiscal year ended March 31, 2000, the Company paid TMA $42,700. From April 1, 2000 to August 11, 2000, the Company paid TMA an additional $158,300, to total $201,000.


________________________________________________________________________________

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

Results of Operations
---------------------

     Sales for the three months ended June 30, 2000 were $2,976,283 compared to $7,056,674 in the previous year. Sales for the three months ended June 30, 2000 declined $4,080,391 or 58%. The decline in sales is the result of the Company's decision to substantially reduce its dependence on the Computer Products business (in particular the distribution of computer hard-drives) in response to changes in market conditions within this segment of the business, and unacceptably low profit margins.

     Gross profit for the three months ended June 30, 2000 was $173,278 or 5.8% of sales, as compared with gross profit of $146,736 or 2.1% of sales for the three months ended June 30, 1999. The increase in gross profit as a percent of sales for the periods is principally attributable to higher margins from Computer System Assembly and Configuration sales.

     Selling, general and administrative expenses for the three months ended June 30, 2000 were $858,905 as compared with $862,003 for the three months ended June 30, 1999. The increase in outside services for the three months ended June 30, 2000 is principally attributable to an increase in outside services, consisting of outside consulting service fees paid to TMA, a California based company that provides Internet/website and e-commerce consulting services and fees for an outside consultant. The increase in credit and collection expenses is due to an increase in service fees charged by Egghead.com and CNet.com.

     Salaries and wages for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 declined due to an overall decrease in assembly, plant employees and management and administrative personnel.

     A brief summary of the principle components of selling, general and administrative expenses for the periods is presented below.


________________________________________________________________________________

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                   2000             1999
                                                                             ------------      -----------
Salaries and wages                                                                183,000          430,000
Rent                                                                               20,000           23,000
Legal, accounting and other                                                        92,000          100,000
Credit and collection (including bad debt expense)                                158,000           48,000
Depreciation and amortization                                                      73,000           54,000
Outside services                                                                  164,000           75,000
Other (under 5%)                                                                  168,905          132,003
                                                                             ------------      -----------
   Total                                                                          858,905          862,003
                                                                             ============      ===========

      For the three months ended June 30, 2000, the Company recorded a non-cash impairment loss of $207,740 related to a write-down of the value of fixed assets. These assets were written down to their fair value based on the salvage value of the assets. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Interest income, primarily from the investment of the proceeds of the Company's public offering of the Company's stock was $39,630 and $72,645 for the three months ended June 30, 2000 and June 30, 1999, respectively.

     The Company reported a net loss of $1,252,174 for the three months ended June 30, 2000 as compared to a net loss of $792,047 for the three months ended June 30, 1999.

Liquidity and Sources of Capital
--------------------------------

     For the three months ended June 30, 2000 net cash used by operating activities was $1,340,586 as compared to net cash used by operating activities of $1,136,875 for the same period in the prior year. The net use of cash from operations for the three months ended June 30, 2000 was principally the result of net operating losses and a decrease in accrued expenses.

     An initial investment of $250,000 in Salescentrix.com constitute the principle use of cash from investing activities for the three months ended June 30, 2000. Capital expenditures were $0 and $27,593 for the three months ended June 30, 2000 and 1999, respectively.

     Cash flows from financing activities for the three months ended June 30, 2000 of $4,454 are principally associated with the principal repayment of long-term debt.

     As of June 30, 2000 the Company had $3,774,134 in cash, cash equivalents and investment deposits and working capital of $4,404,966 with a ratio of current assets to current liabilities of approximately 5.1 : 1. This compares with cash, cash equivalents and investment deposits of $5,369,174 and working capital of 5,234,224 with a ratio of current assets to current liabilities of
4.1 :1 as of March 31, 2000.

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


________________________________________________________________________________

Management Restructuring
------------------------

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

     In late October 1999, a restructuring plan to reduce the company's operating overhead and improve operating efficiencies was adopted, which resulted in the elimination of approximately 25% of the Company's workforce, including certain management positions.

     In October and November, 1999, Directors Mr. James Ung (formerly President), Mr. Philip Alford and Mr. David Tobey, resigned from the Board of Directors.

     In 1999, Mr. Herbert Tom was appointed as the Company's new Chief Financial Officer. Mr. Tom's background includes extensive experience in operations as well as finance and accounting. Mr. Tom is a certified public accountant and holds a master's degree in business administration.

     On January 31, 2000, the Company's agreement with Finova Capital Corporation to insure the availability of funds to meet the Company's various cash flow needs was terminated. The Company believes it has adequate resources to achieve its operating plans for at least the next twelve months.

     In March 2000, the Company appointed Jeff Toghraie as a Board of Director. The current Board consists of John Botdorf, Chairman, Max Toghraie, CEO, Jeff Toghraie, VP Sales & Marketing, also responsible for day to day operations and Nancy Hundt, shareholder.

Leased Facility
---------------

     The Company's corporate headquarters is located in a leased facility in the City of Industry, California comprised of approximately 21,900 square feet of office and warehouse space. The current lease expires January 31, 2001 with an intent to renew notice due by July 31, 2000. The Company is in the process of negotiating a one year or shorter term lease renewal. If the Company is not successful in negotiating a shorter term lease, the Company will seek another comparable facility.

Egghead Fees
------------

     Effective August 10, 2000, the fees charged to the Company by Egghead.com, the Company's major source of revenue, will increase for all sales generated through the


________________________________________________________________________________

Egghead.com website to 10% from the current fees charged of 5% and 10%. Currently, approximately 70% of Sales incurred through the Egghead internet website are charged a 5% fee by Egghead, however, beginning August 10, 2000, all Sales will be charged a 10% fee. This increase in Egghead fees will have a material effect on the Company's margins.

Year 2000 Update
----------------

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

Forward-Looking Statements
--------------------------

     Certain statements in this Form 10-Q contain "forward-looking statements" (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties that may cause actual results to differ materially from those predicted in the forward-looking statements. Forward-looking statements can be identified by their use of such verbs as expects, anticipates, believes or similar verbs. If any of the Company's assumptions on which the statements are based prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including but not limited to, the risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the fiscal year ended March 31, 2000.



________________________________________________________________________________

PART II. OTHER INFORMATION
--------------------------

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27    -  Financial Data Schedule

(b) none.



                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 11, 2000                     CUMETRIX DATA SYSTEMS CORP.
                                           /s/ Herbert H. Tom
                                           Chief Financial Officer


________________________________________________________________________________
                                                                         Page 14