Form 10-Q
period 2000-09-30
CUMETRIX DATA SYSTEMS CORP
filed 2000-11-13
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     As of November 13, 2000, the Registrant had 7,392,500 shares of Common Stock, without par value, issued and outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX



PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          1. Condensed Balance Sheets - September 30, 2000 (unaudited) and March 31, 2000
          2. Condensed Statements of Operations - Three Months Ended September 30, 2000 (unaudited) and 1999 (unaudited)and Six Months Ended September 30, 2000 (unaudited) and 1999 (unaudited)
          3.   Condensed Statements of Cash Flows - Six Months Ended
               September 30, 2000 (unaudited) and 1999 (unaudited)
          4.   Notes to Financial Statements (unaudited)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II.  OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                          CUMETRIX DATA SYSTEMS CORP.
                           CONDENSED BALANCE SHEETS



                                                                           September 30,     March 31,
                                                                                2000           2000
                                                                           -------------   ------------
ASSETS                                                                      (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents..............................................    $  2,419,849   $  3,769,174
 Time deposits..........................................................       1,147,811      1,600,000
 Trade receivables, net of allowance for doubtful accounts of $50,000
  and $150,000..........................................................         311,131        336,854
 Inventories, net of reserve of $200,000 and $150,000...................         413,799        698,226
 Income tax receivable..................................................         541,301        541,301
 Loans receivable- officers.............................................               -              -
 Prepaid expenses.......................................................          11,495              -
                                                                            ------------   ------------
    Total current assets................................................       4,845,386      6,945,555
                                                                            ------------   ------------

FIXED ASSETS, net                                                                212,711        516,057

OTHER ASSETS............................................................          11,169        293,012
                                                                            ============   ============
    Total Assets........................................................    $  5,069,266   $  7,754,624
                                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable...........................................................    $  1,142,531   $          -
 Accounts payable.......................................................         721,089        152,116
 Accrued expenses and other current liabilities.........................         601,980      1,559,215
                                                                            ------------   ------------
    Total current liabilities...........................................       2,465,600      1,711,331
                                                                            ------------   ------------

LONG-TERM DEBT, net of current portion..................................          68,595         77,864

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value: Authorized, 2,000,000 shares; issued
  and outstanding, none.................................................               -              -
 Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,392,500 and 7,392,500 at September 30, 2000 and March
  31, 2000, respectively................................................      12,248,414     12,188,414
 Retained earnings......................................................      (9,713,343)    (6,222,985)
                                                                            ------------   ------------
    Total shareholders' equity..........................................       2,535,071      5,965,429
                                                                            ------------   ------------
    Total liabilities and shareholders' equity..........................    $  5,069,266   $  7,754,624
                                                                            ============   ============

The accompanying notes are an integral part of these condensed balance sheets.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS




                                                          Three Months Ended
                                                             September 30,
                                                          2000          1999
                                                       -----------   -----------
                                                        b     (unaudited)
NET SALES...........................................   $ 3,032,239   $ 4,055,896
COST OF PRODUCTS....................................     2,917,339     3,920,060
                                                       -----------   -----------
  Gross profit......................................       114,900       135,836
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........       977,379     1,136,391
IMPAIRMENT LOSS - LOANS RECEIVABLE FROM OFFICERS....       500,000             -
                                                       -----------   -----------
  Income (Loss) from operations.....................    (1,362,479)   (1,000,555)
INTEREST EXPENSE....................................       (19,271)         (166)
INTEREST INCOME.....................................        28,409        94,233
LOSS ON EQUITY INVESTMENT...........................       884,843       215,375
                                                       -----------   -----------
  Income (loss) before provision for income taxes...    (2,238,184)   (1,121,863)
PROVISION FOR INCOME TAXES..........................             -             -
                                                       -----------   -----------
NET LOSS............................................   $(2,238,184)  $(1,121,863)
                                                       ===========   ===========

BASIC AND DILUTED LOSS PER SHARE....................   $     (0.30)  $     (0.15)
                                                       ===========   ===========

Weighted average shares used in computation of
 basic and diluted loss per share...................     7,392,500     7,392,500
                                                       ===========   ===========


                                                            Six Months Ended
                                                          2000          1999
                                                       -----------   -----------
                                                              (unaudited)
NET SALES...........................................   $ 6,008,522   $11,112,570
COST OF PRODUCTS....................................     5,720,344    10,829,998
                                                       -----------   -----------
  Gross profit......................................       288,178       282,572
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........     1,836,284     1,998,394
IMPAIRMENT LOSS - LOANS RECEIVABLE FROM OFFICERS....       500,000             -
IMPAIRMENT LOSS - LONG-LIVED ASSETS.................       207,740             -
                                                       -----------   -----------
  Income (Loss) from operations.....................    (2,255,846)   (1,715,822)
INTEREST EXPENSE....................................       (20,708)         (359)
INTEREST INCOME.....................................        68,039       166,878
LOSS ON EQUITY INVESTMENT...........................     1,281,843       364,607
                                                       -----------   -----------
  Income (loss) before provision for income taxes...    (3,490,358)   (1,913,910)
PROVISION FOR INCOME TAXES..........................             -             -
                                                       -----------   -----------
NET LOSS............................................   $(3,490,358)  $(1,913,910)
                                                       ===========   ===========

BASIC AND DILUTED LOSS PER SHARE....................   $     (0.47)  $     (0.26)
                                                       ===========   ===========

Weighted average shares used in computation of
 basic and diluted loss per share...................     7,392,500     7,392,500
                                                       ===========   ===========

The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                          September 30,
                                                       2000          1999
                                                    -----------   -----------
                                                           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................    $(3,490,358)  $(1,913,910)
 Adjustments to reconcile net income to
  cash and cash equivalents used in
  operating activities:
   Depreciation and amortization................         95,606       108,000
   Provision for doubtful accounts..............              -        20,000
   Loss on equity investment in affiliate.......      1,281,843       364,607
   Impairment loss - long-lived assets..........        207,740             -
   Issuance of warrants.........................         60,000             -

 Changes in assets and liabilities:
   Trade receivables............................         25,723       921,409
   Inventories..................................        284,427     1,759,592
   Prepaid expenses.............................        (11,495)       31,433
   Accounts payable.............................        568,974    (3,236,174)
   Accrued expenses.............................       (957,236)       42,193
   Income taxes payable.........................              -           800
                                                    -----------   -----------
    Net cash provided (used) by operating
     activities.................................     (1,934,776)   (1,902,050)
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets......................              -       (27,593)
 Investment in affiliate........................     (1,000,000)            -
 Proceeds from time deposit.....................        452,189             -
                                                    -----------   -----------
    Net cash provided (used) in investing
     activities.................................       (547,811)      (27,593)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt.....................         (9,269)       (2,742)
 Increase in note payable.......................      1,142,531             -
                                                    -----------   -----------
    Net cash provided (used) in financing
     activities.................................      1,133,262        (2,742)
                                                    -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,349,325)   (1,932,385)
CASH AND CASH EQUIVALENTS, beginning of period..      3,769,174     6,743,198
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period........    $ 2,419,849   $ 4,810,813
                                                    ===========   ===========

CASH PAID FOR INTEREST                                    3,177           359
CASH PAID FOR INCOME TAXES                                1,600             -


The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the period ended September 30, 2000 are not necessarily indicative of results to be expected for the year ending March 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended March 31, 2000.


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

                                      Three Months Ended     Six Months Ended
                                        September 30,         September 30,
                                     --------------------  --------------------
                                       2000       1999       2000       1999
                                     ---------  ---------  ---------  ---------

Weighted average number of common
 shares outstanding-Basic            7,392,500  7,392,500  7,392,500  7,392,500
Dilutive effect of outstanding
 stock options and warrants                  -          -          -          -
                                     ---------  ---------  ---------  ---------
Weighted average number of common
 shares outstanding-Diluted          7,392,500  7,392,500  7,392,500  7,392,500
                                     =========  =========  =========  =========


NOTE C - LINE OF BUSINESS

     Cumetrix Data Systems Corp. (the "Company") was incorporated on April 2, 1996 in the State of California. The Company distributes computer peripherals, components, and accessories and assembles computer systems. Since April 1999, the Company's principal business has been the electronic sales and marketing of computer systems and components through a direct business to business and business to consumer model. The Company currently sells a majority of its products to end-users through its Internet marketing partner Egghead.com. The Company markets its products and services through its Internet marketing partners such as Egghead.com and Cnet.com and its own Internet website, suredeals.com.


NOTE D - INVESTMENT IN AFFILIATES

     Investment in affiliates at September 30, 2000 consists of Online Transaction Technologies, Inc. and Salescentrix.com.

     Online Transaction Technologies, Inc.

     The Company holds a 29% interest in Online

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

     For the three months ended September 30, 2000, Cumetrix's share of losses from OTT totalled $134,843 compared to a loss of $215,375 for the three months ended September 30, 1999.

     In October 2000, the Company purchased an additional 114,286 shares of OTT's common stock for $100,000. The subscription price is based on a 50% discount to the price proposed to be paid in a transaction in which Vsource, Inc. (NASDAQ:VSRC) has offered to acquire OTT for a price of $1.75 per share for the outstanding common stock. As of November 13, 2000, OTT and Vsource have not entered into a definitive acquisition agreement.

     If OTT should enter into a definitive acquisition agreement with Vsource that provides for an acquisition price per share of less than $1.75, then OTT shall, prior to the closing, issue to the Company a number of additional shares of Common Stock determined as follows. The Company first shall determine the price per share that represents a 50% discount to the price per share payable by the buyer (the Adjusted Price). The Company shall then determine the number of shares of Common Stock that would have been issued to the Investor had the Subscription Price equaled the adjusted price. The Company shall then issue to the Investor a number of shares equal to the difference between the Adjusted Number and 100,000.

     If OTT enters into a definitive acquisition agreement with OTT that provides for an acquisition price per share greater than $1.75, then there shall be no adjustment to the number of shares issuable under the Agreement.


     Salescentrix.com

     On May 22, 2000, the Company initially purchased 125,000 shares of common stock in Salescentrix.com, Inc., a Canadian based provider of e-business solutions to small and medium-sized businesses, for $250,000. The Company's initial investment of $250,000 represents less than a 2% equity interest in Salescentrix.com.

     Under the terms of the stock purchase agreement between the Company and Salescentrix.com, the Company has acquired the rights to purchase Common Stock and Warrants in three separate stages, each stage is contingent on the previous stage.

     In Stage One, the Company has the right to purchase up to 925,000 additional shares of Common Stock at $2.00 per share at any time until June 30, 2000. In addition, the Company shall be issued warrants to purchase 210,000 shares of Common Stock at $2.00 per share at any time until June 1, 2004 (`Stage One"). Pertaining to the rights to purchase 925,000 additional shares of Common Stock in Stage One, Salescentrix.com has extended the expiration date from June 30, 2000 to August 10, 2000. On August 10, 2000, the Company purchased 375,000 shares of Salescentrix.com at $2.00 per share, totalling $750,000. In the quarter ended September 30, 2000, this $750,000 investment was written off due to recurring losses of the investee.

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

     On August 10, 2000, $750,000 of the $858,000 proceeds from the Bridge Note was used to increase the Company's investment in Salescentrix.com.

     For the quarter ended June 30, 2000, the Company wrote-off its initial investment of $250,000 in Salescentrix.com due to recurring losses by Salescentrix.com. In addition, for the quarter ended September 30, 2000, the Company wrote-off its additional $750,000 investment, invested on August 10, 2000, due to recurring losses by the investee and the investee's minimum shareholders equity.


NOTE E - BRIDGE NOTES

     On August 9, 2000, the Company signed and executed an "Agreement" to issue, sell and deliver up to $1,500,000 of the Company's Series 1 Secured Convertible Bridge Financing Notes (the "Bridge Notes") with attached repricing warrants and accompanied by certain additional warrants (collectively "the Securities"). The Company has agreed to grant to the Purchaser of these Notes certain registration rights with respect to the Company's common stock issuable upon conversion and/or exercise of the Securities and to secure the Company's obligation under the Bridge Notes.

     The Company and the Purchasers have determined that it is necessary to register the Securities for sale under the California "blue sky" law, which registration could delay the closing of the purchase and sale of the Bridge Notes.

     The Purchasers have agreed to advance to the Company a portion of the proceeds that it would have received upon the issuance of the Bridge Notes on agreed upon terms and conditions and in connection therewith have loaned the Company the sum of $1,125,000, evidenced by a series of 11% demand notes (the "Demand Notes"). Net proceeds totalled $858,000. The Demand Notes are payable upon demand unless certain agreed upon conditions have occurred, in which case, the demand notes are payable on demand after September 23, 2000. The Demand Notes are secured pursuant to a pledge agreement dated August 9, 2000.

     The difference in the Demand Note of $1,125,000 and net proceeds of $858,000 represents fees and expenses of $267,000 associated with obtaining the Bridge Note, primarily $109,982 in fees paid to Sovereign and $110,000 in fees paid to Benz Consulting Corp.

     No later than five (5) business days after August 9, 2000, the Company agreed to file for a "permit" from the California Department of Corporations to represent and warrant to the Purchasers that upon issuance of the permit, the Securities will be exempt from any California usury law.

     No later than three (3) business days after issuance of the permit, the Company shall issue to each of the Purchasers, in exchange for the Demand Note issued to each Purchaser, a Bridge Note equal to the principal amount of the Demand Note plus accrued interest.

     In connection with the Bridge Financing, on June 15, 2000, the Company entered into a Consulting Agreement with Sovereign Capital Advisors, LLC ("Sovereign") appointing Sovereign as its non-exclusive agent to issue and sell the Company's securities. The appointment terminated on August 15, 2000 and was not subsequently extended. As part of the Consulting Agreement, the Company paid at closing $109,982 in fees to Sovereign, to be deducted from the $1,125,000 proceeds.

     In addition, on August 9, 2000, Sovereign received 75,000 warrants giving Sovereign, the right to purchase 75,000 shares of the Company's common stock at an exercise price equal to 125% of the average closing bid price of the common shares for the five trading days immediately prior to the closing date, August 9, 2000, exercisable within four years from the closing date. The calculated exercise price is $1.4844 per share.

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

     Effective September 29, 2000, the Company issued an aggregate of $1,142,531.26 principal amount of Series 1 Bridge Financing Notes to three Purchasers. The Bridge Notes are convertible into shares of the Company's common stock at an initial conversion price of $2.00 per share (the "Conversion Shares"). The conversion price of $2.00 per share was changed from an initial conversion price of $1.25 per share on August 9, 2000, however, to partly offset this increase in the conversion price, each Purchaser also received Repricing Warrants and Purchaser Warrants. Each Purchaser received a Repricing Warrant which effectively reduces the conversion price of the Bridge Notes (the "Repricing Warrants"). In addition, for each $100,000 loaned to the Company, the Purchaser received a Warrant to purchase 10,000 shares of the Company's common stock, exercisable for a period of four years at an exercise price of $.6668 per share (the "Purchaser Warrants"). The Warrants may also be exercised on a cashless basis, assuming the market price of the Company's common stock is in excess of $.6668.

     In addition to the 75,000 warrants received by Sovereign Capital Advisors, LLC on August 9, 2000, exercisable at $1.4844 per share, Sovereign Capital Advisors, LLC on September 29, 2000, also received a Warrant to purchase 10,000 shares of the Company's common stock, exercisable for a period of four years at an exercise price of $1.4375 per share (the "Sovereign Warrant"). Such Warrant may also be exercised on a cashless basis, assuming the market price of the Company's stock is in excess of $1.4375.

     The following table identifies each Purchaser and the amount of securities purchased:


     Purchaser Name                   Note Principal       Purchaser Warrants
     --------------                   --------------       ------------------

     SovCap Equity Partners Ltd        $  507,791.67              50,000
     EIG Capital Investments Ltd.      $  507,791.67              50,000
     Arab Commerce Bank Ltd.           $  126,947.92              12,500
                                       -------------             -------
                                       $1,142,531.26             112,500
                                       =============             =======

Bridge Notes

     The Bridge Financing Notes are due and payable on demand on or after March 28, 2001 (180 days from September 29, 2000). The Bridge Financing Notes bear interest at the rate of 8% until proper demand for repayment is made, after which the Notes accrue interest at the rate of 12% per year. The Bridge Notes are secured by a pledge of the Company's newly issued common stock having a value of approximately 200% of the aggregate principal value of all outstanding Bridge Notes. The Bridge Notes are redeemable for cash or shares of the Company's common stock, based upon the following redemption premiums:

   Redemption Date                                      Redemption Premium
   ---------------                                      ------------------

   Date of issuance through 45 days thereafter                  105%
   46th through 90th day after issuance                         110%
   91st through 135th day after issuance                        115%
   after 135 days from date of issuance                         120%

     At any time prior to the date when a holder demands repayment of a Bridge Note, the Company may prepay the Bridge Notes, in cash, for an amount equal to the outstanding principal amount of the Bridge Note, multiplied by the redemption premium, plus all accrued interest on the Bridge Note through the date of repayment. At any time after a registration statement covering the common stock issuable upon conversion of the Bridge Notes is effective under the Securities Act of 1933, either the holder or the Company may require that the Bridge Notes be converted into shares of the Company's common stock. The number of shares of common stock shall equal the outstanding principal amount of the Bridge Note, multiplied by the redemption premium, plus all accrued interest on the Bridge Note through the date of repayment, divided by $2.00. The following chart reflects the number of shares of common stock to be issued to each purchaser, assuming the conversion occurs on the 180th day after the original issuance of the Bridge Notes (approximately $1,400,000 calculated as follows ($1,125,000 x 120%) plus $50,000 interest):



             Purchaser                           Shares
             ---------                           ------

             Sovcap Equity Partners Ltd          314,831
             EIG Capital Investments Ltd         314,831
             Arab Commerce Bank Ltd.              78,708
                                                --------
                                                 708,370
                                                ========


Repricing Warrants

     Upon the issuance of shares of common stock to a holder of a Bridge Note, the Holder will receive a repricing warrant which is exercisable at $.001 per share, for a period of one year from the date of issuance. However, if the holders of the Bridge Notes choose not to convert the Bridge Notes into shares of the Company's common stock then the holders of the Bridge Notes would not receive repricing warrants. By exercising the repricing warrant, the effective conversion price of the Bridge Note is reduced to the average closing bid price of the Company's common stock for the twenty trading days commencing on the date the Bridge Note is actually converted. The following table illustrates the number of additional shares of the Company's common stock which each holder would be entitled to receive, if the average closing bid price of the common stock for the twenty trading days immediately prior to and subsequent to the conversion date were $.50 per share:


                                                 Repricing
             Purchaser                           Shares
             ---------                           ------

             Sovcap Equity Partners Ltd          944,491
             EIG Capital Investments Ltd         944,491
             Arab Commerce Bank Ltd.             236,122
                                               --------
                                               2,125,104
                                               =========


     The following formula for determining the number of shares issuable upon exercise of a repricing warrant or any portion thereof, is as follow:

     # of shares  = $2.40 minus the arithmetic mean of the closing bid price of the common stock for each of the 20 trading days commencing on the date the Bridge Note is converted divided by

                    the arithmetic mean of the closing bid price of the common stock for each trading day during the 20 trading days commencing on the date the Bridge Note is converted

     Given the recent price of the Company's stock, the Company reserved an additional 2,200,000 shares of common stock to be issued according to the repricing warrants. Obviously, the number of shares to be issued under the repricing warrants is directly linked to the Company's stock price on the conversion date of the Bridge Notes. As the stock price decreases, the number of shares to be issued pursuant to the repricing warrants increase. In fact, a potentially unlimited number of shares could be issued under the repricing warrants should the Company's stock near a price of $0.00 per share. Given the current reserve of 4,000,000 shares, (1,800,000 shares, August 9, 2000 and 2,200,000 shares, September 29, 2000), the Company may need to register additional shares in order to satisfy the Company's obligation under the repricing warrants if the price of the Company's stock drops significantly below $.50 per share.


Redemption by Conversion at the Option of the Company

     At any time and from time to time on or prior to the Demand Date and
                                       --------------
provided that on the Redemption Date a registration statement is effective covering the resale by Holder of all of the Conversion Shares, the Company may at it's option, redeem the then outstanding principal amount of the Series 1 Bridge Note at the Demand Date Redemption Price by conversion of the Series 1 Bridge Note into shares of Common Stock at $2.00 per share (the "Conversion Price"). The "Demand Date Redemption Price" shall be equal to 120.0% of the then outstanding principal amount of the Series 1 Bridge Note plus accrued and unpaid interest through and including the date the payment is disbursed


Cash Redemption at the Option of the Company

     At any time and from time to time on or prior to the Demand Date, the
                                       --------------
Company may, at its option, redeem all or a portion of the Series 1 Bridge Note for cash according to the Redemption Premium schedule.


Redemption at the Option of the Holder

     At any time and from time to time after the Demand Date, the Holder may, at
                                       -----
its option, make demand to the Company to redeem, all or any part of the then outstanding principal at a price equal to the Demand Date Redemption Price. Such demand shall specify Holder's election to accept payment of the redemption price in cash or by conversion of the Series 1 Bridge Note into shares of Common Stock.


Registration Rights Agreement

     To induce Purchasers to execute and deliver the Purchase Agreement, the Company has agreed to file a Registration Statement covering the Conversion Shares, the Purchaser Warrant Shares and the Repricing Warrant Shares under the Securities Act of 1933. No later than forty five (45) days after the First Closing Date (September 29, 2000), the Company is to file with the SEC a Registration Statement on Form S-3, covering the resale of all of the Registrable Securities ("Mandatory Registration"). The Company shall use its best efforts to have the Registration Statement declared effective by the SEC within one hundred fifty (150) days after the First Closing Date, which would be February 26, 2001 (the "Registration Deadline"). The Company shall permit the registration statement to become effective within five (5) business days after receipt (whether orally or in writing) of a "no review" notice from the SEC. The Registration Rights Agreement calls for damages to be paid to Holders if the Registration Deadline is not met.


Registration Statement Default

     The Company as of November 13, 2000 has not filed with the SEC a Registration Statement on Form S-3, covering the resale of all of the Registrable Securities, no later than forty five (45) days after the First Closing Date (September 29, 2000) and is therefore, in default with respect to this Mandatory Registration. The Company is continuing the process of filing the Registration Statement on form S-3 with the SEC.


Right of First Refusal

     For a period of 1 (one) year after the closing Date of the last Additional Closing, the Purchasers shall have a right of first refusal to purchase any Private Securities that the Company proposes to issue and sell after the date of the Agreement, with each Purchaser being entitled to purchase its pro rata share. If the

Company proposes to issue any Private Securities, it shall give each Purchaser written notice of its intention, describing the Private Securities in detail and the price and the terms and conditions upon which the Company proposes to issue the same.


Bridge Note Proceeds

     The proceeds from the Bridge Note are intended to provide additional funding for existing investments. On August 10, 2000, $750,000 of the $858,000 net proceeds from the Bridge Note was used to provide additional working capital for Salescentrix.com, an existing investment. For the quarter ended September 30, 2000, the entire $750,000 investment in Salescentrix.com was written-off due to recurring losses and the investee's minimum amount of shareholders equity.

Cash versus Stock Conversion

     On or about March 28, 2001 if the price of the Company's stock has not increased to a price high enough to induce the Holders of the Bridge Notes to convert the Bridge Notes to Company stock, the Company would need to pay to the Holders cash of approximately $1,400,000. If the price of the Company's stock was to remain at current levels ($.3750 per share at November 13, 2000) or decrease, the Company would be forced to pay the Holders of the Bridge Notes cash of approximately $1,400,000 since it would be prohibitive to issue the amount of Company shares necessary to satisfy conversion of the Bridge Notes. If the $1,400,000 cash is paid to the Bridge Note Holders, the net proceeds of $858,000 would end up costing the Company $1,667,000 a cost of $809,000 for $858,000. The $1,400,000 potential cash payment has not been reserved by the Company.


NOTE F - CONSULTING AGREEMENT

     On April 5, 2000, the Company entered into a consulting agreement with its Chairman, John Botdorf, which provides that the Company will pay Mr. Botdorf $150,000 annually, payable in 12 monthly installments plus expenses, and will issue options to purchase 450,000 shares, vesting over a three-year period, in equal quarterly installments. The options expire in seven years and are exercisable as follows: 225,000 at $3.25 per share and 225,000 at $6.75 per share. The consulting agreement is "at will," and if the agreement is terminated by the Company without cause, the vesting provisions will accelerate.

     On October 4, 2000, the Board of Directors cancelled Mr. Botdorf's options to purchase 450,000 shares, vesting over a three-year period and replaced the 450,000 options with 500,000 options, of which 200,000 options vested immediately and 300,000 options over a two year period, vesting monthly. The 200,000 options has an exercise price of $1.00 per share and of the 300,000 options, 240,000 options are exercisable at $2.00 a share with the remaining 60,000 options exercisable at $3.00 a share.


NOTE G - TMA CONSULTING AGREEMENT

     In January 2000, the Company entered into a consulting agreement with TMA, a company based in California to provide Internet/website and e-commerce consulting services, which include a Cyberspace Network Marketing program. The agreement was originally for two months at $25,000 per month plus expenses of $1,000 per month. The contract was amended on March 5, 2000 to extend the term of the agreement for an indefinite period of time. For the fiscal year ended March 31, 2000, the Company paid TMA $42,700. From April 1, 2000 to November 13, 2000, the Company paid TMA an additional $239,400, to total $282,100.


NOTE H - 2000 LOAN PLAN

     On August 18, 2000, the Board of Directors approved and adopted the "Cumetrix Data Systems Corp. 2000 Loan Plan"(2000 Loan Plan). The purpose of the 2000 Loan Plan is to attract, retain and motivate employees and other key personnel who provide valuable services to Cumetrix Data Systems Corp. by providing them with the opportunity to obtain loan financing on affordable terms.

     The Board of Directors selected Max Toghraie as the plan's sole administrator. Max Toghraie as the "Plan Administrator" shall have the authority, in his discretion, to determine all matters relating to loans granted under the Plan, including selection of the individuals to be granted loans, the principal amount of such loans, and any and all other terms, conditions, restrictions, and limitations of a loan. Furthermore, the Plan Administrator shall have the authority and discretion to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms and provisions of any loan made pursuant to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan. All decisions made by the Plan Administrator prior to the Plan's execution and related orders and resolutions shall be final, conclusive, and binding on all persons.

     The Plan sets a maximum loan amount to Max Toghraie of $275,000. The Plan was effective for a one week period beginning August 22, 2000 and terminating on August 31, 2000. After the plan is terminated on August 31, 2000, no future loans may be granted.

     Repayment of the loan is collateralized by the individual's current and future stock or stock option holdings in the Company. The Plan states that under no circumstances is any participant in the plan personally liable for repayment of his loan beyond the pledge of his current and future stocks or stock option holdings in the Company. Repayment of the participant's loan includes principal, accrued interest, or other charges or fees incurred by the plan in administering the plan.

     The Company's sole remedy, for repayment of a participant's loan, is limited to the exercise of its rights as sole beneficiary of the Company's stock or stock option proceeds, whether or not the stocks or stock options are of any value. The Company's security in said collateral remains the company's sole and only recourse for repayment of the individual's loan.

     The aggregate dollar amount of all loans outstanding under the Plan at any time shall not exceed Five Hundred Thousand Dollars ($500,000.00). The principal balance outstanding shall bear interest, until fully paid, at 5% per annum. Repayment is to be made in twenty (20) equal quarterly installments of principal and interest due and payable on the last day of March, June, September and December of each year beginning December 31, 2001.

     On August 22, 2000 the following loan amounts in excess of $60,000.00 were wired to the following individuals as per the Board approved loan documents:

         Max Toghraie, CEO and Board of Director    $275,000.00
         Jeff Toghraie, VP and Board of Director    $182,500.00
                                                    -----------
                                                    $457,500.00
                                                    ===========


     For the quarter ended September 30, 2000, the Company wrote-off the total amount of $500,000 Loans to Officers due to the small number of Officers vested stock options and the lack of any value in the Officers stock options used as collateral.

     On October 4, 2000, the Board of Directors cancelled certain management stock options and issued and repriced new stock options. Stock options cancelled ranged from an exercise price of $1.1875 to $6.75 per share (see NOTE I) and were replaced with stock options priced at $1.00 to $3.00 per share. As of November 13, 2000 the stock options were not-in-the-money and therefore of no value as the Company's stock price was $.3750 per share.

NOTE I - IMPAIRMENT LOSS - LOANS TO OFFICERS

     On August 22, 2000 the Company wired cash of $500,000 to Company Officers related to the Company's "2000 Loan Plan". For the quarter ended September 30, 2000, the Company wrote-off the $500,000 Loans to Officers and recorded an Impairment Loss of $500,000 due to the lack of value of the underlying Officers stock options used as collateral for the loans (See NOTE H and NOTE J).

NOTE J - REPRICED MANAGEMENT STOCK OPTIONS

     On October 4, 2000, the Board of Directors, citing it would be in the best interest of the Company, approved a repricing and issuance of additional stock options for certain outstanding management stock options and warrants for Max Toghraie, CEO and a Director, Jeff Toghraie, VP of Sales & Marketing and a Director, John Botdorf, Chairman of the Board and Herbert Tom, CFO.

     Max Toghraie's 426,046 stock options with exercise prices as follows:
126,046 at $2.70 per share, 150,000 stock options at $1.1875 per share and 150,000 stock options at $1.125 per share were cancelled and replaced with 500,000 stock options with an exercise price of $1.00 per share. Jeff Toghraie's 150,000 stock options exercisable at $1.1875 per share were cancelled and replaced with 400,000 stock options exercisable at $1.00 per share. John Botdorf's 450,000 stock options exercisable as follows: 225,000 at $3.25 per share and 225,000 at $6.75 per share were cancelled and replaced with 500,000 stock options exercisable as follows: 200,000 at $1.00 per share, 240,000 at $2.00 per share and 60,000 at $3.00 per share. Herbert Tom's 35,000 stock options exercisable at $1.1875 per share were cancelled and replaced with 175,000 stock options exercisable at $1.00 per share.

     The number of options, exercise price and vesting are as follows:

          Individual         # of options  Exercise Price      Vesting
          ----------         ------------  --------------  ----------------

        Max Toghraie            500,000      $1.00/share     2 years, monthly
        Jeff Toghraie           400,000      $1.00/share     2 years, monthly
        John Botdorf            200,000      $1.00/share     Immediate
        John Botdorf            240,000      $2.00/share     2 years, monthly
        John Botdorf             60,000      $3.00/share     2 years, monthly
        Herbert Tom             175,000      $1.00/share     2 years, monthly

     At November 13, 2000 the following individuals had vested stock options as follows: Max Toghraie, 20,833, Jeff Toghraie, 16,667, John Botdorf, 212,500 and Herbert Tom, 7,292.

     On October 4, 2000 the vesting period for all stock options were 3 years determined quarterly. On October 20, 2000 the Board of Directors changed the vesting period to 2 years, determined monthly, except for 200,000 stock options for John Botdorf which would vest immediately.

     On November 13, 2000 the stock price closed at $.3750 per share. As of November 13, 2000, none of the options were in-the-money and none of the options were exercised.

NOTE K - PROPOSED AFFILIATE ACQUISITION

     On October 5, 2000, Vsource, Inc. developer of Virtual Source Network
(VSN), a pure Internet eProcurement application, announced that it had reached preliminary agreement to acquire Online Transaction Technologies, Inc. (OTT) for Vsource stock with a market value of $7 million. As of November 13, 2000, no definitive acquisition agreement had been reached. The Company holds a 29% interest in OTT and is OTT's largest shareholder.

NOTE L - AMENDED AND RESTATED 2000 STOCK PLAN

     On October 4, 2000 the Board of Directors approved an increase in the number of aggregate number of shares of Common Stock that may be issued under the Amended and Restated 2000 Stock Plan from 1,000,000 shares to 10,000,000 (Ten Million) shares.

NOTE M - SHAREHOLDERS EQUITY

     For the quarter ended September 30, 2000 the Company recorded an investment expense of $60,000 and a corresponding increase in additional paid-in-capital of $60,000 related to the 75,000 warrants issued to Sovereign on August 9, 2000 in connection with the Bridge Note.

     The Company would have recorded additional investment expenses related to the Purchaser Warrants, Repricing Warrants and additional Sovereign Warrants issued with the Bridge Notes dated September 29, 2000, however, the Company considered the investment expenses for one day (September 29, 2000 to September 30, 2000) to be immaterial.



PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     The Company was founded in April 1996, and until December of 1996 operated entirely as a distributor and value added reseller of computer equipment and related hardware components and software (The "Computer Products business"). In December 1996, the Company began offering end-users custom computer configuration and assembly systems (the "Computer System Assembly" business), through resellers, third-party E-commerce sites and its own system configuration E-commerce web site, suredeals.com and sureauctions.com. As a result, the majority of sales was derived from sales of computer systems, with a smaller percentage of sales from computer products or components.

     Currently the Company derives approximately 70% of its sales from computer components and approximately 30% of sales from Computer Systems Assembly. The Company reduced its emphasis on Computer Systems due partly to low margins and the high rate of computer system returns, thereby further eroding margins on sales of Computer Systems Assembly. The Company's current emphasis on selling computer products and components may further decrease in the future already low margins.

     The Company is experimenting with sales of products unrelated to Computer Systems Assembly or Computer Components in an effort to increase margins and total sales.

Risk Factors
------------

"Going-Concern" Issue

     The Company may not be able to continue as a going concern for the next twelve months. The Financial Statements do not contain any adjustments that might be necessary in such a case. The uncertainty stems from anticipated continuing operating losses, the possibility of a $1,400,000 repayment to the Bridge Note Holders, the lack of a definitive agreement for the sale of our investment Online Transaction Technologies, the difficulty of raising equity capital and any future financing. Therefore, the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its Bridge Note Financing, to obtain additional financing and ultimately to attain profitability.

     Many investment bankers and investors view companies with a "going-concern" qualification as less desirable for investment. Accordingly, we might have a more difficult time raising equity capital or borrowing capital at all or on favorable terms. Our suppliers might be less willing to extend credit. Our potential customers might be less willing to purchase our products and services if they believe that we will not be viable enough to provide service, support, back-up and follow-on products when needed. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the "going-concern" qualification can have severe adverse consequences on the Company.

Results of Operations
---------------------

     Sales for the six months ended September 30, 2000 were $6,008,522 as compared with sales of $11,112,570 for the same period in the prior year. Sales for the three months ended September 30, 2000 were $3,032,239 as compared with sales of $4,055,896 for the three months ended September 30, 1999. Sales for the six months ended September 30, 2000 declined $5,104,048 or 46% and sales for the three months ended September 30, 2000 declined $1,023,657 or 25% over the same periods in the prior year. The decline in sales is partly the result of the Company's decision to substantially reduce its dependence on the Computer Products business (in particular the distribution of computer hard-drives) in response to changes in market conditions within this segment of the business, and unacceptably low profit margins. While the Company has substantially reduced computer hard-drive sales, the Company has increased its sales of Computer Components and Products relative to Computer Systems Assembly. Currently approximately 70% of total sales are derived from Computer Components and Products and 30% from Computer Systems Assembly.

     Gross profit for the six months ended September 30, 2000 was $288,178 or 4.8% of sales, as compared with gross profit of $282,572 or 2.5% of sales for the six months ended September 30, 1999. Gross profit for the three months ended September 30, 2000 was $114,900 or 3.8% of sales, as compared with gross profit of $135,836 or 3.3% of sales for the three months ended September 30, 1999.

     Selling, general and administrative expenses for the six months ended September 30, 2000 were $1,836,284 as compared with $1,998,394 for the six months ended September 30, 1999. Selling, general and administrative expenses for the three months ended September 30, 2000 were $977,379 as compared with $1,136,391 for the three months ended September 30, 1999.

     Salaries and wages for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 declined $195,000 from $390,000 to $195,000 due to an overall decrease in assembly, plant employees, management and administrative personnel. A one time charge for the three months ended September 30, 1999 for $71,250 was due to an adjustment in one of the management and administrative personnel's salary and wage.

     A brief summary of the principle components of selling, general and administrative expenses for the periods is presented below.

                                             Three Months Ended          Six Months Ended
                                               September 30,               September 30,
                                              2000        1999           2000          1999
                                              ----        ----           ---           ----
Salaries and wages                          $195,000  $  390,000        $  378,000  $  820,000
Outside services                             195,000     126,000           359,000     201,000
Investment expenses                          309,000           -           309,000           -
Legal                                         81,000     161,000           123,000     211,000
Accounting and audit                          59,000     188,000           109,000     238,000
Rent                                          20,000      32,000            40,000      55,000
Credit and collection                         16,000      79,000           174,000     127,000
Depreciation and amortization                      -      54,000                 -     108,000
Other (under 5%)                             102,379     106,391           344,284     238,394
                                            --------  ----------        ----------  ----------
                                            $977,379  $1,136,391        $1,836,284  $1,998,394
                                            ========  ==========        ==========  ==========

     The increase in outside services for the three months ended September 30, 2000 is principally attributable to outside consulting service fees of $239,400 paid to TMA, a California based company that provides Internet/website and e-commerce consulting services. The increase in credit and collection expenses is due to an increase in service fees charged by websites Egghead.com and CNet.com. Investment expenses are principally due to investment expenses related to the Company's $1,125,000 Bridge Notes. The increase in legal, accounting and audit fees for the six months ended September 30, 1999 are the result of legal, auditing, investigative and management consulting fees incurred during the periods in connection with a special investigation of allegations of improprieties and record-keeping irregularities initiated by the Board of Directors.

     For the three months ended June 30, 2000, the Company recorded a non-cash impairment loss of $207,740 related to a write-down of the value of the Company's fixed assets. These assets were written down to their fair values based on the salvage value of the assets. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     For the three months ended September 30, 2000, the Company recorded a non-cash impairment loss of $500,000 related to a write-down of the value of the Company's Loans Receivables from Officers. This asset was written off based on the lack of value of the Officers stock options used as collateral for the loans. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

     Interest income, primarily from the investment of the proceeds of the Company's public offering of the Company's stock was $68,039 for the six months ended September 30, 2000, and $28,409 for the three months ended September 30, 2000. Interest income for the six months and three months ended September 30, 1999, was $166,878 and $94,233, respectively.

     For the six months ended September 30, 2000, the Company reported a net loss Of $3,490,358, as compared to a net loss of $1,913,910 for the six months ended September 30, 1999. The Company reported a net loss of $2,238,184 for the three months ended September 30, 2000 as compared to a net loss of $1,121,863 for the three months ended September 30, 1999. Net losses for the six months ended September 30, 2000 increased $1,576,448 or 82% and net losses for the three months ended September 30, 2000 doubled by $1,116,321 or 100% over the same periods in the prior year.

     The net loss of $3,490,358 for the six months ended September 30, 2000 are principally the result of decreasing Company sales resulting in low margins, impairment losses from fixed assets, write-offs of loans made to Company officers, expenses related to the Company's investments and losses from the write-off of the company's investments.

     The Company anticipates continuing losses from operations and currently cannot determine when the Company will be profitable from operations.

     Shareholders equity at September 30, 2000 was $2,535,071 compared to shareholders equity of $7,898,454 on September 30, 1999 a decrease of $5,363,383 or 68%.

Liquidity and Sources of Capital
--------------------------------

     For the six months ended September 30, 2000, net cash used by operating activities was $1,934,776, as compared to net cash used by operating activities of $1,902,050 for the same period in the prior year. The net use of cash for the six months ended September 30, 2000 was principally the result of net operating losses, loans made to officers and payments of accrued expenses. The net use of cash for the six months ended September 30, 1999 was principally the result of net operating losses and payments on accounts payable.

     An investment of $1,000,000 in Salescentrix.com, which included an initial investment of $250,000 and an additional investment of $750,000, constitute the principle use of cash from investing activities for the six months ended September 30, 2000. Capital expenditures of S27,593 constitute the principle use of cash for the six months ended September 30, 1999. Capital expenditures for the six months ended September 30, 2000 were $0. Cash of $452,189 from a time deposit constituted the only source of cash provided by investing activities for the six months ended September 30, 2000.

     Cash flows provided by financing activities for the six months ended September 30, 2000 of $1,133,262 are principally associated with the issuance of a $1,125,000 demand note payable (see NOTE E in Notes to Financial Statements). Principal repayment of long-term debt of $9,269 and $2,742 for the six months ended September 30, 2000 and 1999, respectively, constitute the balance of funds used in financing activities.

     As of September 30, 2000 the Company had $3,567,660 in cash, cash equivalents and investment deposits and working capital of $2,379,786 with a ratio of current assets to current liabilities of approximately 1.9 : 1. This compares with cash, cash equivalents and investment deposits of $5,369,174 and working capital of 5,234,224 with a ratio of current assets to current liabilities of 4.1 :1 as of March 31, 2000. For the six months ended September 30, 2000, cash decreased $1,801,514 and working capital decreased $2,854,438.

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

Finova Capital Corporation
--------------------------

     On January 31, 2000, the Company's agreement with Finova Capital Corporation to insure the availability of funds to meet the Company's various cash flow needs was terminated. The Company believes it has adequate resources to achieve its operating plans for at least the next twelve months.

Leased Facility
---------------

     The Company's corporate headquarters is located in a leased facility in the City of Industry, California comprised of approximately 21,900 square feet of office and warehouse space. The current lease expires January 31, 2001 with an intent to renew notice due by July 31, 2000. The Company and the Lessor agreed to extend the current lease for one additional year from January 31, 2001 to January 31, 2002. The monthly base rent will increase from $11,607 to $14,235.

Egghead Fees
------------

     Effective August 10, 2000, the fees charged to the Company by the internet site Egghead.com, the Company's major source of sales, will increase for all sales generated through the Egghead.com website to 10% from the current fees charged of 5% and 10%. Currently, approximately 70% of Sales incurred through the Egghead internet website are charged a 5% fee by Egghead, however, beginning August 10, 2000, all Sales will be charged a 10% fee. This increase in Egghead fees will have a material effect on the Company's margins.

Egghead Sales
-------------

     At least 80% of the Company's sales are derived from its internet marketing partner's internet site Egghead.com. Any adverse occurrence to Egghead.com's operations would have a serious and far reaching consequence on the Company's ability to continue its operations.

Board of Directors
------------------

     The Board of Directors currently consist of John Botdorf, Chairman of the Board (shareholder), Max Toghraie, CEO, Jeff Toghraie, VP Sales & Marketing (who also runs day-to-day operations) and Nancy Hundt (shareholder).

Related Party
-------------

     In 1997, the Company employed Sam Toghraie, brother of Max Toghraie and Jeff Toghraie, as a Department Head for the RMA Department on an at-will basis for an annual salary of $60,000 including the use of a company car. Effective November 3, 2000, Sam Toghraie resigned as an employee of the Company and will instead be consulting for the Company as an independent Sales Consultant on a full-time basis. As of November 13, 2000, the consulting fees to be paid to Sam Toghraie by the Company, had not been determined, except for the fact that Sam Toghraie's consulting fee will be higher than his previous employee annual salary of $60,000 and may involve use of a Company car and other sales expenses.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.20 - Series 1 Bridge Financing Notes dated September 29, 2000

     Exhibit 10.21 - Cumetrix Data Systems Corp 2000 Loan Plan dated
                     August 18, 2000

     Exhibit 27    - Financial Data Schedule

(b)  none.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 13, 2000            CUMETRIX DATA SYSTEMS CORP.

                                   /s/ Herbert H. Tom
                                   ---------------------------------
                                       Herbert H. Tom
                                   Chief Financial Officer