Form 10-Q/A
period 2000-09-30
CUMETRIX DATA SYSTEMS CORP
filed 2000-11-14
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

     If OTT enters into a definitive acquisition agreement with Vsource that provides for an acquisition price per share greater than $1.75, then there shall be no adjustment to the number of shares issuable under the Agreement.


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

Current Funds
-------------

     The Company believes that current funds may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next twelve months if certain events occur. For example, the anticipated continued losses from operations, the cash payment of $1,400,000 to the Holders of the Company's Bridge Notes, the lack of a definitive agreement for the sale of our investment Online Transaction Technologies, the difficulty of raising equity capital, the inability of the Company to secure favorable vendor terms which have resulted in numerous inventory purchases by COD only and the difficulty of obtaining financing on favorable terms.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.20 - Series 1 Bridge Financing Notes dated September 29, 2000*

     Exhibit 10.21 - Cumetrix Data Systems Corp 2000 Loan Plan dated
                     August 18, 2000*

     Exhibit 27    - Financial Data Schedule*

(b)  none.

*    Previously filed on November 13, 2000
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 14, 2000            CUMETRIX DATA SYSTEMS CORP.

                                   /s/ Herbert H. Tom
                                   ---------------------------------
                                       Herbert H. Tom
                                   Chief Financial Officer