Form 10-Q
period 2000-12-31
CUMETRIX DATA SYSTEMS CORP
filed 2001-02-14
CIK 1051067

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

     As of February 14, 2001, the Registrant had 7,392,500 shares of Common Stock, without par value, issued and outstanding.

                          CUMETRIX DATA SYSTEMS CORP.
                                     INDEX

PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         1. Condensed Balance Sheets - December 31, 2000 (unaudited) and March 31, 2000
         2. Condensed Statements of Operations - Three Months Ended December 31, 2000 (unaudited) and 1999 (unaudited)and Nine Months Ended December 31, 2000 (unaudited) and 1999 (unaudited)
         3.  Condensed Statements of Cash Flows - Nine Months Ended
             December 31, 2000 (unaudited) and 1999 (unaudited)
         4.  Notes to Financial Statements (unaudited)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


PART II. OTHER INFORMATION

 ITEM 5. OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CUMETRIX DATA SYSTEMS CORP.
                            CONDENSED BALANCE SHEETS

                                                                            December 31,     March 31,
                                                                                2000           2000
                                                                            ------------    -----------
ASSETS                                                                      (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents...............................................   $  1,229,751    $ 3,769,174
 Time deposits...........................................................      1,165,117      1,600,000
 Trade receivables, net of allowance for doubtful accounts of $250,000
  and $150,000...........................................................        991,713        336,854
 Inventories, net of reserve of $100,000 and $150,000....................        381,486        698,226
 Income tax receivable...................................................        541,301        541,301
 Prepaid expenses........................................................         41,466            -
                                                                            ------------    -----------
    Total current assets.................................................      4,350,834      6,945,555
                                                                            ------------    -----------
FIXED ASSETS, net                                                                192,083        516,057

OTHER ASSETS.............................................................        456,169        293,012
                                                                            ============    ===========
    Total Assets.........................................................   $  4,999,086    $ 7,754,624
                                                                            ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable..........................................................   $  1,142,531    $       -
   Accounts payable......................................................        845,680        152,116
   Accrued expenses and other current liabilities........................        729,632      1,559,215
                                                                            ------------    -----------
    Total current liabilities............................................      2,717,843      1,711,331
                                                                            ------------    -----------

LONG-TERM DEBT, net of current portion...................................         64,267         77,864

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value: Authorized, 2,000,000 shares; issued                 -              -
  and outstanding, none
 Common stock, no par value: Authorized, 20,000,000 shares; issued and outstanding, 7,392,500 and 7,392,500 at December 31, 2000 and March
  31, 2000, respectively.................................................     12,248,414     12,188,414
 Retained earnings.......................................................    (10,031,438)    (6,222,985)
                                                                            ------------    -----------
    Total shareholders' equity...........................................      2,216,976      5,965,429
                                                                            ------------    -----------
    Total liabilities and shareholders' equity...........................   $  4,999,086    $ 7,754,624
                                                                            ============    ===========

The accompanying notes are an integral part of these condensed balance sheets.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF OPERATIONS




                                                         Three Months Ended
                                                             December 31,
                                                         2000           1999
                                                      ----------     ----------
                                                             (unaudited)

NET SALES........................................     $4,502,036     $3,951,045
COST OF PRODUCTS.................................      4,301,419      3,453,308
                                                      ----------     ----------
  Gross profit...................................        200,617        497,737
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.....        859,347        933,226
                                                      ----------     ----------
    Loss from operations.........................       (658,730)      (435,489)
INTEREST EXPENSE.................................       (196,547)           (51)
INTEREST INCOME..................................         45,483         79,698
GAIN ON SALE OF INVESTMENT.......................        445,000            -
                                                      ----------     ----------
    Loss before benefit for income taxes.........       (364,794)      (355,842)
PROVISION (BENEFIT) FOR INCOME TAXES.............        (46,699)           -
                                                      ----------     ----------
NET LOSS.........................................     $ (318,095)    $ (355,842)
                                                      ==========     ==========

BASIC AND DILUTED LOSS PER SHARE.................     $    (0.04)    $    (0.05)
                                                      ==========     ==========

Weighted average shares used in computation of
 basic and diluted loss per share................      7,392,500      7,392,500
                                                      ==========     ==========



                                                          Nine Months Ended
                                                             December 31,
                                                         2000           1999
                                                      ----------    -----------
                                                             (unaudited)

NET SALES..........................................  $10,510,558    $15,063,615
COST OF PRODUCTS...................................   10,021,763     14,283,306
                                                     -----------    -----------
  Gross profit.....................................      488,795        780,309
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......    2,695,631      2,931,620
IMPAIRMENT LOSS - LOANS RECEIVABLE FROM OFFICERS...      500,000            -
IMPAIRMENT LOSS - LONG-LIVED ASSETS................      207,740            -
                                                     -----------     -----------
    Loss from operations...........................   (2,914,576)    (2,151,311)
INTEREST EXPENSE...................................     (217,255)          (410)
INTEREST INCOME....................................      113,522        246,576
LOSS ON EQUITY INVESTMENT..........................    1,281,843        364,607
GAIN ON SALE OF INVESTMENT.........................      445,000            -
                                                     -----------    -----------
    Loss before benefit for income taxes...........   (3,855,152)    (2,269,752)
PROVISION (BENEFIT) FOR INCOME TAXES...............      (46,699)           -
                                                     -----------    -----------
NET LOSS...........................................  $(3,808,453)   $(2,269,752)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER SHARE...................  $     (0.52)   $     (0.31)
                                                     ===========    ===========

Weighted average shares used in computation of
 basic and diluted loss per share..................    7,392,500      7,392,500
                                                     ===========    ===========

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           December 31,
                                                       2000           1999
                                                    -----------    -----------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................    $(3,808,453)   $(2,269,752)
  Adjustments to reconcile net income to
   cash and cash equivalents used in
   operating activities:
    Depreciation and amortization...............        116,234        162,000
    Provision for doubtful accounts.............        100,000       (230,000)
    Loss on equity investment in affiliate......      1,281,843        364,607
    Impairment loss - loan receivable officers..        500,000           -
    Impairment loss - long-lived assets.........        207,740           -
    Decrease in inventory reserve...............        (50,000)          -
    Gain on sale of investment..................       (445,000)          -
    Issuance of warrants........................         60,000           -

   Changes in assets and liabilities:
    Trade receivables...........................       (754,859)     1,060,416
    Inventories.................................        366,740      1,759,592
    Loans receivable - officers.................       (500,000)          -
    Investment..................................           -              -
    Prepaid expenses............................        (41,466)        81,109
    Accounts payable............................        693,564     (3,217,168)
    Accrued expenses............................       (829,583)       (39,757)
    Income taxes payable........................           -               800
                                                    -----------    -----------
     Net cash provided (used) by operating
      activities................................     (3,103,240)    (2,328,153)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets......................           -           (31,093)
 Investment in affiliate........................     (1,000,000)          -
 Proceeds from time deposit.....................        434,883           -
                                                    -----------    -----------
     Net cash provided (used) in investing
      activities................................       (565,117)       (31,093)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt.....................        (13,597)        (4,810)
 Increase in note payable.......................      1,142,531           -
                                                    -----------    -----------
     Net cash provided (used) in financing
      activities................................      1,128,934         (4,810)
                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (2,539,423)    (2,364,056)
CASH AND CASH EQUIVALENTS, beginning of period..      3,769,174      6,743,198
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period........    $ 1,229,751    $ 4,379,142
                                                    ===========    ===========
CASH PAID FOR INTEREST                                    4,740            410
CASH PAID FOR INCOME TAXES                                1,600           -

  The accompanying notes are an integral part of these condensed statements.

                          CUMETRIX DATA SYSTEMS CORP.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2000
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation have been included. Operating results for the period ended December 31, 2000 are not necessarily indicative of results to be expected for the year ending March 31, 2001. For further information, refer to the financial statements and notes thereto for the year ended March 31, 2000.

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

                                        Three Months Ended        Nine Months Ended
                                           December 31,             December 31,
                                       ---------------------   -----------------------
                                          2000        1999        2000         1999
                                       ---------   ---------   ---------   -----------
Weighted average number of common
 shares outstanding-Basic              7,392,500   7,392,500   7,392,500     7,392,500
Dilutive effect of outstanding
 stock options and warrants                    -           -           -             -
                                       ---------   ---------   ---------   -----------
Weighted average number of common
 shares outstanding-Diluted            7,392,500   7,392,500   7,392,500     7,392,500
                                       =========   =========   =========   ===========

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

NOTE D - INVESTMENTS

     Investments at December 31, 2000 consists of common shares and warrants of Vsource, Inc. and Salescentrix.com.

     Online Transaction Technologies, Inc.

     The Company held a 29.5% interest in Online Transaction Technologies, Inc. ("OTT") with an option to acquire an additional 21%. OTT is a development stage enterprise and developes Internet auction software. The Company accounted for this investment under the equity method of accounting. The Company's investment provided substantially all of OTT's working capital.

     In February 2000, the Company purchased an additional 52,174 shares of OTT's common stock for $300,000.

     The Company's share of OTT losses had completely offset the Company's investment in OTT as of September 30, 2000.

     In October 2000, the Company purchased an additional 114,286 shares of OTT's common stock for $100,000. The subscription price is based on a 50% discount to the price proposed to be paid in a transaction in which Vsource, Inc. (NASDAQ:VSRC) has offered to acquire OTT for a price of $1.75 per share for the outstanding common stock.

     If OTT should enter into a definitive acquisition agreement with Vsource that provides for an acquisition price per share of less than $1.75, then OTT shall, prior to the closing, issue to the Company a number of additional shares of Common Stock determined as follows. The Company first shall determine the price per share that represents a 50% discount to the price per share payable by the buyer (the Adjusted Price). The Company shall then determine the number of shares of Common Stock that would have been issued to the Investor had the Subscription Price equaled the adjusted price. The Company shall then issue to the Investor a number of shares equal to the difference between the Adjusted Number and 100,000. If OTT enters into a definitive acquisition agreement with Vsource that provides for an acquisition price per share greater than $1.75, then there shall be no adjustment to the number of shares issuable under the Agreement. Although the actual agreement between OTT and Vsource was for a per share price of less than $1.75 ($6,668,482 / 4,494,494 shares = $1.48), prior to the Plan of Merger Agreement between OTT and Vsource on December 14, 2000, the Company signed a waiver of this agreement between OTT and the Company.

     In December 2000, the Company received at no cost an additional 5,000 shares of OTT's common stock. The 5,000 shares were an incentive for the Company to loan OTT a short-term loan for $18,000.

     On December 14, 2000, OTT and Vsource finalized a Plan of Merger Agreement, in which, Vsource formed OTT Acquisition Corp (the "Merger Sub"), a wholly-owned subsidiary of Vsource, Inc. to merge with and into OTT (the "Merger"). OTT would be the surviving corporation and become a wholly-owned subsidiary of Vsource, Inc. and shares of the common stock of Vsource, Inc. would be issued to OTT shareholders. The merger consolidation dollar value of the Merger Agreement was $6,668,482 representing issued Vsource, Inc. shares of 1,089,390 at $6.1213 per share at an exchange ratio of .2423832.

     As of December 14, 2000, the Company had 1,328,581 preferred and common shares of OTT which converted to 322,026 (1,328,581 x .2423832) Vsource, Inc. Company Shares.

     Twenty-five percent (25%) of the 322,026 shares or 80,505 shares of Vsource, Inc. common stock issued to each shareholder was deposited into an escrow account for the purpose of providing a means for Vsource, Inc. to recover losses resulting from or arising out of any inaccuracy in or any breach of any representation, warranty, covenant or agreement of any Founder or of OTT related to the Merger Agreement. The shares are to be held in escrow for a period of six months ending on June 14, 2001, any unused shares at that time would be distributed to shareholders.

     On December 14, 2000, the Company also received 24,800 warrants, exerciseable as follows, 12,400 warrants at $17.36 per share and 12,400 warrants exerciseable at $8.68 per share.

     The issued Vsource, Inc. shares and warrants are not freely tradeable unless Vsource, Inc. registers their "Series 2-A Convertible Preferred Stock". The Company has the right to be included in any registration of Vsource, Inc's Series 2-A Convertible Preferred Stock upon proper notice and acceptance. Vsource is under no obligation to register their Series 2-A Convertible Preferred Stock within any specified time period.

     On December 31, 2000, the Company recorded an initial gain on sale of investment of $593,375 on Vsource issued common shares. The gain is calculated as follows, Vsource, Inc's (NASDAQ:VSRC) closing stock price on December 31, 2000 (December 29, 2000) $1.84375 multiplied by 322,026 shares. Due to the lack of marketability on Vsource shares held by the Company, the Company recorded a 25% lack of marketability discount totalling $148,375. The net gain on sale of investment totalled $445,000.


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

     In Stage One, the Company had the right to purchase up to 925,000 additional shares of Common Stock at $2.00 per share at any time until June 30, 2000. In addition, the Company would be issued warrants to purchase 210,000 shares of Common Stock at $2.00 per share at any time until June 1, 2004 (`Stage One"). Pertaining to the rights to purchase 925,000 additional shares of Common Stock in Stage One, Salescentrix.com had extended the expiration date from June 30, 2000 to August 10, 2000. On August 10, 2000, the Company purchased 375,000 shares of Salescentrix.com at $2.00 per share, totalling $750,000. The Company did not exercise it's right to purchase the remaining 550,000 shares of Common Stock (925,000 - 375,000). In the quarter ended September 30, 2000, this $750,000 investment was written off due to recurring losses of the investee.

     On August 10, 2000, $750,000 of the $858,000 proceeds from the Bridge Note (See NOTE E) was used to increase the Company's investment in Salescentrix.com.

   For the quarter ended June 30, 2000, the Company wrote-off its initial investment of $250,000 in Salescentrix.com due to recurring losses by Salescentrix.com. In addition, for the quarter ended September 30, 2000, the Company wrote-off its remaining $750,000 investment, invested on August 10, 2000, due to recurring losses by the investee and the investee's minimum shareholders equity. As of September 30, 2000, the entire investment had been written-off.

     For the quarter ended December 31, 2000, the Company made no additional investments in Salescentrix.com.

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

     On September 29, 2000, in exchange for the demand notes, the Company issued an aggregate of $1,142,531.26 including accrued interest of $17,531.26, principal amount of Series 1 Bridge Financing Notes to three Purchasers. The Bridge Notes are convertible into shares of the Company's common stock at an initial conversion price of $2.00 per share (the "Conversion Shares"). The conversion price of $2.00 per share was changed from an initial conversion price of $1.25 per share on August 9, 2000, however, to partly offset this increase in the conversion price, each Purchaser also received Repricing Warrants and Purchaser Warrants. Each Purchaser received a Repricing Warrant which effectively reduces the conversion price of the Bridge Notes (the "Repricing Warrants"). In addition, for each $100,000 loaned to the Company, the Purchaser received a Warrant to purchase 10,000 shares of the Company's common stock, exercisable for a period of four years at an exercise price of $.6668 per share (the "Purchaser Warrants"). The Warrants may also be exercised on a cashless basis, assuming the market price of the Company's common stock is in excess of $.6668.

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

     Purchaser                                 Shares
     ---------                                 -------
     Sovcap Equity Partners Ltd                314,831
     EIG Capital Investments Ltd               314,831
     Arab Commerce Bank Ltd.                    78,708
                                               -------
                                               708,370
                                               =======

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

   The Company as of February 14, 2001 has not filed a Registration Statement on Form S-3 with the SEC, covering the resale of all of the Registrable Securities, no later than forty five (45) days (November 13, 2000) after the First Closing Date (September 29, 2000) and is therefore, in default with respect to this Mandatory Registration. It appears certain that the Company will not be able to file a Registration Statement with the SEC by February 26, 2001 (the "Registration Deadline"). However, the Company is continuing the process of filing the Registration Statement with the SEC.


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

                                                       Repricing
             Purchaser                                 Shares
             ---------------------------------------   ---------

             Sovcap Equity Partners Ltd                  944,491
             EIG Capital Investments Ltd                 944,491
             Arab Commerce Bank Ltd.                     236,122
                                                       ---------
                                                       2,125,104
                                                       =========


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


Redemption by Conversion at the Option of the Company

   At any time and from time to time on or prior to the Demand Date and provided
                                     --------------
that on the Redemption Date a registration statement is effective covering the resale by Holder of all of the Conversion Shares, the Company may at it's option, redeem the then outstanding principal amount of the Series 1 Bridge Note at the Demand Date Redemption Price by conversion of the Series 1 Bridge Note into shares of Common Stock at $2.00 per share (the "Conversion Price"). The "Demand Date Redemption Price" shall be equal to 120.0% of the then outstanding principal amount of the Series 1 Bridge Note plus accrued and unpaid interest through and including the date the payment is disbursed


Cash Redemption at the Option of the Company

   At any time and from time to time on or prior to the Demand Date, the Company
                                     --------------
may, at its option, redeem all or a portion of the Series 1 Bridge Note for cash according to the Redemption Premium schedule.


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

Cash versus Stock Conversion

   On or about March 28, 2001 if the price of the Company's stock has not increased to a price high enough to induce the Holders of the Bridge Notes to convert the Bridge Notes to Company stock, the Company would need to pay to the Holders cash of approximately $1,400,000. If the price of the Company's stock was to remain at current levels ($.335 per share at February 8, 2001) or decrease, the Company would be forced to pay the Holders of the Bridge Notes cash of approximately $1,400,000 since it would be prohibitive to issue the amount of Company shares necessary to satisfy conversion of the Bridge Notes. The $1,400,000 potential cash payment has not been reserved by the Company.


Additional Interest and Penalties after March 28, 2001

   Additional interest and penalties of approximately $70,000 per month would accrue after March 28, 2001 if a Registration Statement on Form S-3 covering the resale of all of the Registrable Securities was not filed or effective with the SEC, in addition to the $1,400,000.


NOTE F - CONSULTING AGREEMENT

   On April 5, 2000, the Company entered into a consulting agreement with its Chairman, John Botdorf, which provides that the Company will pay Mr. Botdorf $150,000 annually, payable in 12 monthly installments plus expenses, and will issue stock options to purchase 450,000 shares, vesting over a three-year period, in equal quarterly installments. The stock options expire in seven years and are exercisable as follows: 225,000 at $3.25 per share and 225,000 at $6.75 per share. The consulting agreement is "at will," and if the agreement is terminated by the Company without cause, the vesting provisions will accelerate.

   On October 4, 2000, the Board of Directors cancelled Mr. Botdorf's stock options to purchase 450,000 shares, vesting over a three-year period and replaced the 450,000 stock options with 500,000 stock options, of which 200,000 options vested immediately and 300,000 options over a two year period, vesting monthly. The 200,000 options has an exercise price of $1.00 per share and of the 300,000 options, 240,000 options are exercisable at $2.00 a share with the remaining 60,000 options exercisable at $3.00 a share.

   The Company's consulting agreement with Mr. Botdorf was terminated on January 19, 2001. Therefore, the total of 500,000 stock options issued to Mr. Botdorf are fully vested as of January 19, 2001.

   On January 26, 2001, Mr. Botdorf resigned as Chairman of the Board.


NOTE G - TMA CONSULTING AGREEMENT

  In January 2000, the Company entered into a consulting agreement with TMA, a company based in California to provide Internet/website and e-commerce consulting services, which include a Cyberspace Network Marketing program. The agreement was originally for two months at $25,000 per month plus expenses of $1,000 per month. The contract was amended on March 5, 2000 to extend the term of the agreement for an indefinite period of time. For the fiscal year ended March 31, 2000, the Company paid TMA $42,700. From April 1, 2000 to December 31, 2000, the Company paid TMA an additional $239,400, to total $282,100.

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

   The Board of Directors selected Max Toghraie as the plan's sole administrator. Max Toghraie as the "Plan Administrator" shall have the authority, in his discretion, to determine all matters relating to loans grantedunder the Plan, including selection of the individuals to be granted loans, the principal amount of such loans, and any and all other terms, conditions, restrictions, and limitations of a loan. Furthermore, the Plan Administrator shall have the authority and discretion to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to determine the terms and provisions of any loan made pursuant to the Plan, and to make all other determinations that may be necessary or advisable for the administration of the Plan. All decisions made by the Plan Administrator prior to the Plan's execution and related orders and resolutions shall be final, conclusive, and binding on all persons.

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

   On October 4, 2000, the Board of Directors cancelled certain management stock options and issued and repriced new stock options. Stock options cancelled ranged from an exercise price of $1.1875 to $6.75 per share (see NOTE J) and were replaced with stock options priced at $1.00 to $3.00 per share. As of December 31, 2000 the stock options were not-in-the-money and therefore of no value as the Company's stock price was $.095 per share.


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

   The number of options, exercise price and vesting are as follows:

    Individual        # of options   Exercise Price       Vesting
    -------------     ------------   --------------   ----------------

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


   At December 31, 2000 the following individuals had vested stock options as follows: Max Toghraie, 62,500, Jeff Toghraie, 50,000, John Botdorf, 237,500 and Herbert Tom, 21,875.

   On October 4, 2000 the vesting period for all stock options were 3 years determined quarterly. On October 20, 2000 the Board of Directors changed the vesting period to 2 years, determined monthly, except for 200,000 stock options for John Botdorf which would vest immediately.

   On December 31, 2000 the stock closed at $.095 per share. As of December 31, 2000, none of the options were in-the-money and none of the options were exercised.


NOTE K - AFFILIATE ACQUISITION AND MERGER

    On December 14, 2000, OTT and Vsource finalized a Plan of Merger Agreement, in which, Vsource formed OTT Acquisition Corp (the "Merger Sub"), a wholly-owned subsidiary of Vsource, Inc. to merge with and into OTT (the "Merger"). OTT would be the surviving corporation and become a wholly-owned subsidiary of Vsource, Inc. and shares of the common stock of Vsource, Inc. would be issued to OTT shareholders. The merger consolidation dollar value of the Merger Agreement was $6,668,482 representing issued Vsource, Inc. shares of 1,089,390 at $6.1213 per share at an exchange ratio of .2423832.

   As of December 14, 2000, the Company had 1,328,581 preferred and common shares of OTT which converted to 322,026 (1,328,581 x .2423832) Vsource, Inc. Company Shares.

   Twenty-five percent (25%) of the 322,026 shares or 80,505 shares of Vsource, Inc. common stock issued to each shareholder was deposited into an escrow account for the purpose of providing a fund for the satisfaction of the obligations of Vsource, Inc. shareholders from any suffered or incurred losses as defined by the Merger Agreement. The shares are to be held in escrow for a period of six months ending on June 14, 2001, any unused shares at that time would be distributed to shareholders.

   On December 14, 2000, the Company also received 24,800 warrants, exerciseable as follows, 12,400 warrants at $17.36 per share and 12,400 warrants exerciseable at $8.68 per share.

   The issued Vsource, Inc. shares and warrants are not freely tradeable unless Vsource, Inc. registers their "Series 2-A Convertible Preferred Stock". The Company has the right to be included in any registration of Vsource, Inc's Series 2-A Convertible Preferred Stock upon proper notice and acceptance. Vsource is under no obligation to register their Series 2-A Convertible Preferred Stock within any specified time period.

   On December 31, 2000, the Company recorded an initial gain on sale of investment of $593,375 on Vsource issued common shares. The gain is calculated as follows, Vsource, Inc's (NASDAQ:VSRC) closing stock price on December 31, 2000 (December 29, 2000) $1.84375 multiplied by 322,026 shares. Due to the lack of marketability on Vsource shares held by the Company, the Company recorded a 25% lack of marketability discount totalling $148,375. The net gain on sale of investment totalled $445,000.


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


NOTE N - IMAGINGDESIGN AND ASTRAL PORT SYSTEMS

   The Company entered into an Agreement with two consulting firms that are related to each other and both based in Los Angeles. On November 15, 2000 the Company entered into an Agreement with ImagingDesign to provide corporate web site design and development for the Company's web site at www.cumetrix.com for
                                                          ----------------
an estimated fee between $40,000 to $50,000. As of February 13, 2001, $103,100 was paid to ImagingDesign. The Company also entered into an Agreement with Astral Port Systems dated December 19, 2000 to prepare a comprehensive study for the design of an international web portal for an estimated fee between $70,000 to $90,000. As of February 13, 2001, $87,000 was paid to Astral Port Systems. As of February 13, 2001, a total of $190,100 were paid to both firms.


NOTE O - INTERNATIONAL MARKETING AGREEMENT

   The Company entered into an International Marketing Agreement dated January 15, 2001 with Ameritech S.A., a Mexico corporation, (consultant) to serve as an International Marketing and Consulting firm and advisor to the Company. The consultant will work on opening new and lucrative channels in the international markets exclusively for Cumetrix Products and Services. The term is for a period of 12 months. There is no stated fee in the Agreement. The fee is based upon the scale and scope of the marketing operation. In January 2001, $58,790 was wired to Ameritech S.A.

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

     Currently the Company derives approximately 85% of its sales from computer components and approximately 15% of sales from Computer Systems Assembly. The Company reduced its emphasis on Computer Systems due partly to low margins and the high rate of computer system returns, thereby further eroding margins on sales of Computer Systems Assembly. The Company's current emphasis on selling computer products and components may further decrease already low margins.

     The Company is experimenting with sales of products unrelated to Computer Systems Assembly or Computer Components in an effort to increase margins and total sales.


Risk Factors
------------

"Going-Concern" Issue

     The Company may not be able to continue as a going concern for the next twelve months. The Financial Statements do not contain any adjustments that might be necessary in such a case. The uncertainty stems from anticipated continuing operating losses, the possibility of a $1,400,000 repayment to the Bridge Note Holders, the difficulty of raising equity capital and any future financing. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its Bridge Note Financing, to obtain additional financing and ultimately to attain profitability. Therefore, the "going-concern" issue can have severe adverse consequences on the Company.


Results of Operations
---------------------

     Sales for the nine months ended December 31, 2000 were $10,510,558 as compared with sales of $15,063,615 for the same period in the prior year. Sales for the three months ended December 31, 2000 were $4,502,036 as compared with sales of $3,951,045 for the three months ended December 31, 1999. Sales for the nine months ended December 31, 2000 declined $4,553,057 or 30% and sales for the three months ended December 31, 2000 increased $550,991 or 14% over the same periods in the prior year. While the Company has substantially reduced it's dependence on computer hard-drive sales, the Company has increased its focus on sales of Computer Components and Products relative to Computer Systems Assembly. Currently approximately 85% of total sales are derived from Computer Components and Products and 15% from Computer Systems Assembly.

     Gross profit for the nine months ended December 31, 2000 was $488,795 or 5% of sales, as compared with gross profit of $780,309 or 5% of sales for the nine months ended December 31, 1999. Gross profit for the three months ended December 31, 2000 was $200,617 or 4% of sales, as compared with gross profit of $497,737 or 13% of sales for the three months ended December 31, 1999. The decrease in gross profit for the three months ended December 31, 2000 from 13% to 4% compared with the three months ended December 31, 1999 is due primarily from the Company's current emphasis on selling lower margin Computer Components and Products relative to higher margin Computer Systems Assembly.

     Selling, general and administrative expenses for the nine months ended December 31, 2000 were $2,695,631 as compared with $2,931,620 for the nine months ended December 31, 1999. Selling, general and administrative expenses for the three months ended December 31, 2000 were $859,347 as compared with $933,226 for the three months ended December 31, 1999.

     Salaries and wages for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 declined $233,000 from $1,382,000 to $1,149,000 due to an overall decrease in assembly, plant employees, management and administrative personnel.

A brief summary of the principle components of selling, general and administrative expenses for the periods is presented below.

                                              Three Months Ended              Nine Months Ended
                                                 December 31,                    December 31,

                                               2000         1999              2000             1999
                                            ---------     --------         ----------       ----------
Salaries and wages                          $ 391,000     $562,000         $1,149,000       $1,382,000
 Allocation to cost of sales                 (220,000)           0           (600,000)               0
                                            ---------     --------         ----------       ----------
Salaries and wages                            171,000      562,000            549,000        1,382,000
Investment expenses                           160,000            0            521,000                0
Outside services                               44,000       76,000            346,000          277,000
Bad debt                                      200,000            0            200,000                0
Credit and collection                         241,000       87,000            523,000          214,000
 Allocation to cost of sales                 (241,000)           0           (349,000)               0
                                            ---------     --------         ----------       ----------
Credit and collection                               0       87,000            174,000          214,000
Legal                                          33,000        7,000            156,000          218,000
Accounting and audit                           30,000       18,000            139,000          256,000
Internet/Web Support                          134,000            0            139,000                0
Rent                                           25,000       25,000             65,000           80,000
Depreciation and amortization                  21,000       54,000            116,000          162,000
 Allocation to cost of sales                  (13,000)           0           (108,000)               0
                                            ---------     --------         ----------       ----------
Depreciation and amortization                   8,000       54,000              8,000          162,000
Other (under 5%)                               54,347      104,226            398,631          342,620
                                            ---------     --------         ----------       ----------
                                            $ 859,347     $933,226         $2,695,631       $2,931,620
                                            =========     ========         ==========       ==========

     The increase in investment expenses for the three months ended December 31, 2000 of $160,000 primarily consist of fees paid to Benz Consulting Corp. of $130,000 and $37,500 paid to John Botdorf. The increase in investment expenses for the nine months ended December 31, 2000 primarily consist of fees paid to Benz Consulting Corp of $230,000, investment expenses paid of $192,000 related to the Company's $1,125,000 Bridge Notes and consulting fees of $112,500 paid to John Botdorf.

     The increase in outside services for the nine months ended December 31, 2000 are principally attributable to outside consulting service fees of $239,400 paid to TMA, a California based company that provides Internet/website and e-commerce consulting services.

     The increase in credit and collection expenses for the three months and nine months ended December 31, 2000 is due to an increase in service fees charged by websites Egghead.com and CNet.com.

     The increase in legal, accounting and audit fees for the nine months ended December 31, 1999 are the result of legal, auditing, investigative and management consulting fees incurred during the periods in connection with a special investigation of allegations of improprieties and record-keeping irregularities initiated by the Board of Directors.

     The increase in internet/web support expenses of $134,000 for the three months ended December 31, 2000 is due primarily to consulting fees paid to two consulting firms related to each other, ImagingDesign for $65,800 and Astral Port Systems for $56,000. The Company entered into an Agreement with ImagingDesign of Los Angeles dated November 15, 2000 to provide corporate web site design and development for the Company's web site at www.cumetrix.com for
                                                          ----------------
an estimated fee between $40,000 to $50,000. As of February 8, 2001, $103,100 was paid to ImagingDesign. The Company also entered into an Agreement with Astral Port Systems of Los Angeles dated December 19, 2000 to prepare a comprehensive study for the design of an international web portal for an estimated fee between $70,000 to $90,000. As of February 8, 2001, $87,000 was paid to Astral Port Systems. As of February 8, 2001, $190,100 were paid to both firms.

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

     Interest expense, primarily related to the Company's $1,125,000 Bridge Notes was $217,255 for the nine months ended December 31, 2000, and $196,547 for the three months ended December 31, 2000. Interest expense for the nine months and three months ended December 31, 1999, was $410 and $51, respectively.

     Interest income, primarily from the investment of the proceeds of the Company's public offering of the Company's stock was $113,522 for the nine months ended December 31, 2000, and $45,483 for the three months ended December 31, 2000. Interest income for the nine months and three months ended December 31, 1999, was $246,576 and $79,698, respectively.

     For the nine months ended December 31, 2000, the Company reported a net loss of $3,808,453, as compared to a net loss of $2,269,752 for the nine months ended December 31, 1999. The Company reported a net loss of $318,095 for the three months ended December 31, 2000 as compared to a net loss of $355,842 for the three months ended December 31, 1999. Net losses for the nine months ended December 31, 2000 increased $1,538,701 or 68% and net losses for the three months ended December 31, 2000 decreased by $37,747 or 11% over the same periods in the prior year.

     The net loss of $3,808,453 for the nine months ended December 31, 2000 are principally the result of decreased Company sales resulting in lower margins, impairment losses from fixed assets, write-offs of loans made to Company officers, expenses related to the Company's investments, losses from the write-off of the company's investments and fees paid to various outside consultants.

     The Company anticipates continuing losses from operations and currently cannot determine when the Company will be profitable from operations.

     Shareholders equity at December 31, 2000 was $2,216,976 compared to shareholders equity of $7,542,612 on December 31, 1999 a decrease of $5,325,636 or 71%.


Liquidity and Sources of Capital
--------------------------------

     For the nine months ended December 31, 2000, net cash used by operating activities was $3,103,240, as compared to net cash used by operating activities of $2,328,153 for the same period in the prior year. The net use of cash for the nine months ended December 31, 2000 was principally the result of net operating losses, loans made to officers and payments of accrued expenses. The net use of cash for the nine months ended December 31, 1999 was principally the result of net operating losses and payments on accounts payable.

     An investment of $1,000,000 in Salescentrix.com constitute the principle use of cash from investing activities for the nine months ended December 31, 2000. Capital expenditures of S31,093 constitute the principle use of cash for the nine months ended December 31, 1999. Capital expenditures for the nine months ended December 31, 2000 were $0. Cash of $434,883 from a time deposit constituted the only source of cash provided by investing activities for the nine months ended December 31, 2000.

     Cash flows provided by financing activities for the nine months ended December 31, 2000 of $1,128,934 are principally associated with the issuance of a $1,125,000 demand note payable (see NOTE E in Notes to Financial Statements). Principal repayment of long-term debt of $13,597 and $4,810 for the nine months ended December 31, 2000 and 1999, respectively, constitute the balance of funds used in financing activities.

     As of December 31, 2000 the Company had $2,394,868 in cash, cash equivalents and investment deposits and working capital of $1,632,991 with a ratio of current assets to current liabilities of approximately 1.6 : 1. This compares with cash, cash equivalents and investment deposits of $5,369,174 and working capital of 5,234,224 with a ratio of current assets to current liabilities of 4.1 : 1 as of March 31, 2000. For the nine months ended December 31, 2000, cash decreased $2,974,306 and working capital decreased $3,601,233 from March 31, 2000.


Current Funds
-------------

     The Company believes that current funds may not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next twelve months if certain events occur. For example, anticipated continued losses from operations, the cash payment of $1,400,000 to the Holders of the Company's Bridge Notes plus additional interest and penalties, the difficulty of raising equity capital, the inability of the Company to secure favorable vendor terms which have resulted in numerous inventory purchases by COD only and the difficulty of obtaining financing on favorable terms.


Inflation
---------

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


Leased Facility
---------------

     The Company's corporate headquarters is located in a leased facility in the City of Industry, California comprised of approximately 21,900 square feet of office and warehouse space. The current lease expires January 31, 2001, however, the Company and the Lessor agreed to extend the current lease for one additional year from January 31, 2001 to January 31, 2002. The monthly base rent will increase from $11,607 to $14,235.


Egghead Fees
------------

     Effective August 10, 2000, the fees charged to the Company by the internet site Egghead.com, the Company's major source of sales, will increase for all sales generated through the Egghead.com website to 10% from the current fees charged of 5% and 10%. This increase in Egghead fees will have a material effect on the Company's margins.


Egghead Sales
-------------

     At least 60% of the Company's sales are derived from its internet marketing partner's internet site Egghead.com. Any adverse occurrence to Egghead.com's operations would have a serious and far reaching consequence on the Company's ability to continue its operations.


Board of Directors
------------------

     With the resignation of Mr. John Botdorf on January 19, 2001, the Board of Directors currently consist of three individuals, Max Toghraie, CEO, Jeff Toghraie, VP Sales & Marketing (who also runs day-to-day operations) and Nancy Hundt (shareholder).


Related Party
-------------

     In 1997, the Company employed Sam Toghraie, brother of Max Toghraie, CEO and Jeff Toghraie, VP Sales & Marketing as a Department Head for the Return Merchandise Department on an at-will basis for an annual salary of $60,000 including the use of a company car. Effective November 6, 2000, Sam Toghraie resigned as an employee of the Company and entered into a Consulting Agreement with the Company as an independent outside Sales and Marketing Consultant for an annual fee of $72,000, payable on a semi-monthly basis of $3,000, including use of a company car plus out-of-pocket expenses. The Agreement is for a 2-year period.


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

PART II.  OTHER INFORMATION
---------------------------

ITEM 5.   OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     none.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: February 14, 2001                     CUMETRIX DATA SYSTEMS CORP.

                                            /s/ Herbert H. Tom
                                            Herbert H. Tom
                                            Chief Financial Officer